Form 10-Q
period 2008-03-31
Rhino Productions, Inc.
filed 2008-05-15
CIK 1423723

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008
Commission File Number:  333-149025

RHINO PRODUCTIONS, INC.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	7389	33-1176182
State of Incorporation	Primary Standard Industrial	I.R.S.
	Employer Classification	Identification No.
	Code Number #

16887 NW King Richard Court
Sherwood, Oregon 97140
(Address of principal executive offices, including zip code)

(503) 501-2027
(Registrant's telephone number, including area code)

Genesis Corporate Development. LLC
818 Rising Star Boulevard
Henderson, Nevada 89104
Telephone: (702) 301-0333
(Name, Address, and Telephone Number of Agent)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒        No☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
(Do not check if a smaller reporting company)

Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒   NO ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court.      YES     NO

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of May 12, 2008, the registrant had 2,350,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    YES☐    NO☒

PART I - FINANCIAL INFORMATION - UNAUDITED

Item 1.	BALANCE SHEETS
INTERIM STATEMENTS OF OPERATIONS
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
INTERIM STATEMENTS OF CASH FLOWS
NOTES TO INTERIM FINANCIAL STATEMENTS
Item 2.	Management's Discussion and Analysis of Financial Condition and
Plan of Operations.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibit and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited- Prepared by Management)

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)

FINANCIAL REPORTS

MARCH 31, 2008
(unaudited)

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
(UNAUDITED)

CONTENTS

FINANCIAL STATEMENTS

Balance Sheets	1

Statements of Operations	2

Statements of Stockholders' Equity	3

Statements of Cash Flows	4

Notes to Financial Statements	5-10

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	March 31,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$(16)	$850
Total assets	$(16)	$850

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Officer Loan	$2,760
Accounts payable and accrued liabilities	$300	$300

Total current liabilities	$3,060	$300

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value; authorized 5,000,000 shares;
None issued or outstanding
Common stock: $.001 par value;
Authorized 70,000,000 shares;
Issued and outstanding: 2,350,500 shares at March
31, 2008 and 2,350,000 at December 31, 2007	$2,350	$2,350
Additional paid-in capital	3,000	3,000
Accumulated deficit during development stage	(8,426)	(4,800)
Total stockholders’ equity	$(3,076)	$550

Total liabilities and stockholders’ equity	$(16)	$850

See Accompanying Notes to Financial Statements.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
 STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three months Ended March 31, 2008	Oct. 16, 2007 (inception) to December 31, 2007

REVENUES	$-	$-

GENERAL, SELLING, AND ADMINISTRATIVE EXPENSES
Office and general expenses	$-	$300
Professional fees	3,626	4,500
Income/ (loss) before other expense	$(3,626)	$(4800)

Non-Operating Income (expense)	-	-

Net income/ (loss)	$(3,626)	$(4,800)

Net loss per share, basic and diluted	$(0.00154)	$(0.00204)

Average number of shares of common stock outstanding	2,350,000	2,350,000

See Accompanying Notes to Financial Statements.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
 STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid in	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

Common stock issued for cash at $.001 per share October 23, 2007	2,350,000	$2,350	$3,000	$-	$5,350
Net loss, December 31, 2007	-	-	-	(4,800)	(4,800)
Balance, December 31, 2007	2,350,000	$2,350	$3,000	$(4,800)	$550

Net loss, March 31, 2008				(3,626)	(3,626)
Balance, March 31, 2008	2,350,000	$2,350	$3,000	$(8,426)	$(8,426)

See Accompanying Notes to Financial Statements.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
 STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Three months	Oct. 16, 2007 (inception) to
	March 31, 2008	March 31, 2008

Cash Flows From Operating Activities
Net (loss)	$(3,626)	$(8,426)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services	-	-
Changes in assets and liabilities
Officer loan	2,760	3,060
Increase (decrease) in accounts payable and accruals	-	-
Net cash used in operating activities	$(866)	(5,366)

Cash Flows From Investing Activities
Net cash provided used in investing activities	$-	-

Cash Flows From Financing Activities
Issuance of common stock	$-	$5,350

Net cash provided by financing activities	$-	$5,350

Net increase (decrease) in cash	$-	$(16)

Cash, beginning of period	850	-

Cash, end of period	$(16)	$(16)

See Accompanying Notes to Financial Statements

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business:

Rhino Productions, Inc. (“Company”) was organized October 16, 2007 under the laws of the State of Nevada for purpose of providing cost effective, high quality coffee and wine products, accessories and related equipment.  The Company currently has no operations or realized revenues from its planned principle business purpose and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered a Development Stage Enterprise.

A summary of the Company’s significant accounting policies is as follows:

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2008.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes,” and clarified by FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Share Based Expenses

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment.”This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies (continued)

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company is currently attempting to raise capital in order to initiate its business plan which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The Company will be dependent upon the raising of this additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

Recent Accounting Pronouncements

In September 2006, the SEC Staff issued SEC Staff Accounting Bulletin 107, “Implementation Guidance for FASB 123 (R).”  The staff  believes the guidance in the SAB will assist issuers in their initial implementation  of  Statement  123R and  enhance  the  information  received  by investors and other users of financial  statements,  thereby  assisting  them in making investment and other decisions.  This SAB includes  interpretive guidance related to share-based payment transactions with non-employees,  the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected  volatility  and expected  term),  the  accounting  for certain redeemable financials instruments issued under share-based payment arrangements, the  classification  of  compensation  expense,   non-GAAP  financial  measures, first-time  adoption of Statement 123R in an interim period,  capitalization  of compensation cost related to share-based  payment  arrangements,  the accounting for income tax effects of  share-based  payment  arrangements  upon  adoption of Statement 123R and disclosures of MD&A subsequent to adoption of Statement 123R.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006 or calendar year 2006 for us), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. We do not expect that the adoption of SAB No. 108 will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009.  We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies (continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year. Additionally, SFAS No. 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provision of SFAS No. 158 that will require us to recognize the funded status of our postretirement plans, and the disclosure requirements, will be effective for us as of December 31, 2006.  We do not expect that the adoption of SFAS No. 158 will have a material impact on our consolidated financial statements.

FAS  123(R)-5, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)”was  issued  on  October  10,  2006.  The FSP  provides  that instruments  that were  originally  issued  as  employee  compensation  and then modified, and that modification is made to the terms of the instrument solely to reflect an equity  restructuring  that  occurs  when the  holders  are no longer employees, then no change in the recognition or the measurement (due to a change in  classification)  of those  instruments  will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic  value to the exercise price of the award is preserved,  that is, the holder is made whole), or the anti-dilution provision is not added to the terms of the award in  contemplation  of an equity  restructuring;  and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.  The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website.  We will evaluate whether the adoption will have any impact on your financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies (continued)

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This Statement replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 2.	Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001.  On October 23, 2007, the Company authorized the issuance of 2,350,000 shares of its $.001 par value common stock at $0.001 per share in consideration of $5,350 in cash. As of March 31, 2008, the shares were issued and outstanding.

On February 2, 2008, the Company filed with the Securities and Exchange Commission a Form SB-2 Registration Statement for the registration of 750,000 shares of $0.001 par value common stock to be offered at $0.10 per share. It was deemed effective on March 14, 2008. As of March 31, 2008, no shares have been sold to the public.

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001. The Company has no preferred stock issued or outstanding.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2007 and since inception.  As of March 31, 2007 and since inception, the Company had no dilutive potential common shares.

Note 3.	Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 – Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The components of the Company’s deferred tax asset as of December 31, 2007 and March 31, 2008 are as follows:

March 31, 2008
Net operating loss carry-forward at 35%	$8,426
Valuation allowance	(8,426)
Net deferred tax asset	$0

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 3.	Income Taxes (continued)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	Inception October 16, 2007 to December 31,2007	March 31, 2008
Tax at statutory rate (35%)	$4,800	$8,426
Increase in valuation allowance	(4,800)	(8,426)
Net deferred tax asset	$0	$0

The net federal operating loss carry forward will expire in 2027.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 4.	Related Party Transactions

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.  The officer of the Company has advanced $3,060 for organizational expenses and professional fees as of March 31, 2008.

Note 5.	Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Item 2.  Management's Discussion and Analysis of Financial Condition and Plan of Operations.

Description Of Business

Background

Rhino Productions, Inc (the “Company”, “RPI”) was incorporated on October 16, 2007, under the laws of the State of Nevada and is a development stage company. RPI has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, RPI has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. RPI’s administrative office is located at 16887 NW King Richard Court, Sherwood, Oregon 97140. RPI’s fiscal year end is December 31.

RPI has yet to commence planned operations to any significant measure. As of the date of this report, the Company has had only limited start-up operations and has not generated any revenues. The Company will be required to raise proceeds from its anticipated common stock offering in order to continue as a going concern.

Business Development

On February 2, 2008, the Company filed with the Securities and Exchange Commission a Form SB-2 Registration Statement for the registration of 750,000 shares of $0.001 par value common stock to be offered at $0.10 per share. It was deemed effective on March 14, 2008. As of March 31, 2008, no shares have been sold to the public.  Management intends to focus efforts raising proceeds through its registered offering for the next three to six months or until the offering is fully subscribed and utilize these funds to maintain its status as a Reporting Company as defined under the Exchange Act of 1934 as amended, begin the initial development of the Company, and towards administrative expenses.  If the Company is unable to secure adequate financing from this registered offering its business will fail and any investment made into the Company will be completely lost.

If and when RPI can secure adequate funding, the Company intends to enter into the retailing of gourmet coffee and wine from a common location that will be “coffee bars by day and wine bars by night.” The Company will take advantage of the traditional operating hours of coffee bars and wine bars. Coffee bars derive most of their revenue in the early morning hours and many actually close their doors in the late afternoon. The corollary to that is the wine bar. Wine bars obtain virtually all of their income during the evening hours and typically open for business in the 4:00 PM – 5:00 PM time frame. The Company will use this relationship to maximize revenue for each location by utilizing the physical plant resources to serve coffee customers in the day and wine customers at night. Tables and chairs and other décor elements will be designed to be comfortable and appealing to both coffee drinkers and wine drinkers. The specific fictitious name that will be used by the Company for the coffee and wine bars has not yet been selected.

Potential principal markets include any region in the United States with identified affinity groups for coffee and wine.  The Pacific Northwest is being looked at closely.  The region is the birthplace of many coffee companies and has also had a steadily increasing number of wineries.  In the Portland, Oregon metro market, cities such as West Linn, Sherwood and Lake Oswego have a high average income, a penetration of coffee shops and they are located very close to the burgeoning Willamette Valley wine region.

Marketing

Many companies are regionally focused firms in terms of distribution of either wine or coffee. Few have combined the concept of offering gourmet coffee during the day and selling wine in the late afternoon and evening.  Several smaller competitors exist nationwide, who operate in their local markets only, offer versions of RPI’s concept, but do not offer specifically the services in the atmosphere envisioned by the Company’s management.  RPI has not, as of the date of this Prospectus, determined where or when a Company unit will be opened or operated.

Once the company has secured its initial location and has built out the facility, inventory the company intends to be used in its operations will be purchased. RPI will embark on a two-pronged marketing campaign. The company will, through direct marketing and selected media advertisements, target demographic areas most likely to contain potential clients for the services offered by RPI. These marketing efforts are an integral part of our overall marketing and brand awareness plan.

The company will develop a comprehensive website for busy working people and internet savvy consumers. The website will offer coffee and wine products for sale. Customers will find answers to common questions about wine and coffee, store locations and will have the ability to purchase gift certificates.

Liquidity and Capital Resources

On October 23, 2007, the Company authorized the issuance of 2,350,000 shares of its $.001 par value common stock at $0.001 per share in consideration of $5,350 in cash. As of March 31, 2008, the shares were issued and outstanding.  As of March 31, 2008 the Company had a deficit of $16 and additional liabilities of $3,060- which included a $300 in accounts payable and $2,760 in the form of an unsecured non interest bearing loan.  Since its inception (October 16, 2007), the Company has incurred a net loss of $8,426 which went towards expenses related to the initial development of the Company.  The Company must secure funding immediately or its business will fail.

On February 2, 2008, the Company filed with the Securities and Exchange Commission a Form SB-2 Registration Statement for the registration of 750,000 shares of $0.001 par value common stock to be offered at $0.10 per share. It was deemed effective on March 14, 2008. As of March 31, 2008, no shares have been sold to the public.

To date there is no public market for the Company’s common stock.  As of the date of this report, the Company is in the process of raising capital through its Registration Statement deemed effective on March 14, 2008.  Management intends to continue to focus efforts raising proceeds through its registered offering for the next three to six months or until the offering is fully subscribed and utilize these funds to maintain its status as a Reporting Company as defined under the Exchange Act of 1934 as amended, begin the initial development of the Company, and towards administrative expenses.  However, there can be no guarantee or assurance that RPI will be successful in raising adequate financing through this offering.  Failure to raise adequate financing would result in business failure and a complete loss of any investment made into the Company.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

Employees

There are no employees of the Company, excluding the current President and Director, Ronald Brigham, of the corporation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of March 31, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of March 31, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and  evaluate  the  effectiveness  of our  internal controls and procedures and our internal controls over financial reporting on an ongoing  basis and are  committed  to taking  further  action  and  implementing additional enhancements or improvements, as necessary and as funds allow.

Changes In Internal Controls.

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Submission of Matters to Vote of Security Holders
None.

Item 5.  Other Information
None.

Item  6.  Exhibits

3.1  Articles of Incorporation*

3.2  By-Laws*

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*Filed previously as an exhibit to the Company’s registration statement with the Commission on February 1, 2008.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rhino Productions, Inc.

Dated: May 14, 2008	/s/ Ronald G. Brigham
Ronald G. Brigham
Chief Executive Officer and
Chief Financial Officer