Form 10-Q
period 2008-06-30
Rhino Productions, Inc.
filed 2008-08-14
CIK 1423723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

 Commission File Number 333-149025

Rhino Productions, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-1176182
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

 Rhino Productions, Inc.
16887 NW King Richard Court
Sherwood, Oregon 94140
(503) 516-2027
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒                  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒                  No ☐

2,411,750 shares of Common Stock, par value $.001, were outstanding on August 13 2008.

RHINO PRODUCTIONS, INC.

PART I ― FINANCIAL INFORMATION

Item 1.                      Financial Statements Unaudited

RHINO PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JUNE 30, 2008

	(UNAUDITED)	AUDITED
ASSETS	JUNE 30	OCTOBER 31
	2008	2007
Current Assets
Cash and Cash Equivalents	$5,310	$5,350
Prepaid Expenses	-	-
Total Current Assets	5,310	5,350

Total Assets	$5,310	$5,350

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$300	-
Loans From Shareholders	2,760	300
Total Current Liabilities	3,060	300

Stockholders' Equity (Note B)
Preferred stock, par value $.001;
20,000,000 shares authorized; -0-
shares issued and outstanding
Common stock, 0.001 par value;
75,000,000 shares authorized;
2,403,000 and 2,350,000 shares issued and outstanding 2,403 2,350
Additional Paid in Capital	8,247	3,000
Retained Earnings (Accumulated Deficit)	(8,400)	(300)
Total Stockholders' Equity	$2,250	$5,050

Total Liabilities and Stockholders' Equity	$5,310	$5,350

RHINO PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS, SIX MONTHS AND CUMULATIVE ENDED JUNE 30, 2008
			Cumulative Since
	Three Months	Six Months	Inception
	Ended June 30	Ended June 30	October 16, 2007
Income
Revenues	$-	-	-
Total Income	-	-	-

General and Administrative Expenses
Licenses and Permits	-	-
Office and General Expenses	(26)	(26)	274
Professional Fees	-	3,626	8,126
Total General and Administrative Expenses	(26)	3,600	8,400

Net Income (Loss)	$26	$(3,600)	$(8,400)

Per Share Information:

Net Income (Loss) per share - 2,404,500shares issued	$0.000	$(0.002)	(0)

Basic weighted average number
common stock shares outstanding	2,361,189	2,355,594	2,354,044

Diluted weighted average number
common stock shares outstanding	2,361,189	2,355,594	2,354,044

RHINO PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS, SIX MONTHS AND CUMULATIVE ENDED JUNE 30, 2008
			Cumulative Since
	Three Months	Six Months	Inception
CASH FLOWS FROM OPERATING ACTIVITIES	Ended June 30	Ended June 30	October 16, 2007

Net income (Loss)	$26	(3,600)	(8,400)

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	-	-	-
(Increase) decrease in:
Accounts Receivable	-	-	-
Prepaid Expenses	-	-	-
Increase (decrease) in:
Accounts Payable	-	-	-
Net Cash Provided (Used) By Operating Activities	26	(3,600)	(8,400)

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-	-	-
Net Cash (Used) By Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Deficit	(16)
Loans From Shareholders	-	2,760	3,060
Sale of Common Stock	5,300	5,300	10,650
Net Cash (Used) By Financing Activities	5,284	8,060	13,710

NET INCREASE (DECREASE) IN CASH	5,310	4,460	5,310

CASH AT BEGINNING OF PERIOD	-	850	-

CASH AT END OF PERIOD	$5,310	$5,310	$5,310

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business:

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Form S-1, which was filed with the SEC on February 29, 2008 and was deemed effective by the Securities and Exchange Commission on March 14, 2008. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Rhino Productions, Inc., as of June 30, 2008 and the results of its operations and cash flows for the three and six month periods then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

On February 2, 2008, the Company filed with the Securities and Exchange Commission a Form SB-2 Registration Statement for the registration of 750,000 shares of $0.001 par value common stock to be offered at $0.10 per share. It was deemed effective on March 14, 2008. As of June 30, 2008, 54,000 shares have been sold to the public.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the
Federal statutory rate	35%
Effect of operating losses	-35%
0%

Net deferred tax assets consist of the following:

Six Months Ended June 30, 2008
Gross deferred tax asset	$ 2,940
Gross deferred tax liability	0
Valuation allowance
Net deferred tax asset	$(2,940)

The Company did not pay any income taxes during the six months ended June 30, 2008.

The net federal operating loss carry forward will expire in 2027.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.
The components of the Company’s deferred tax asset as of December 31, 2007 and March 31, 2008 are as follows:

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

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

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing and actual results may differ materially from historical results or our predictions of future results.

Overview

RHINO PRODUCTIONS, INC. ("Rhino” “RPI” or the "Company") was incorporated in the State of Nevada on October 16, 2007. Since inception the Company’s has not generated any revenues.  Within the next twelve months the Company will be required to raise additional proceeds from the sale of its common stock or through debt financing.  The Company cannot provide any assurance or guarantee that it will be able to obtain the necessary proceeds to continue as a going concern.  If it is unable to continue as a going concern, any investment made by an investor would be lost in its entirety.

Plan of Operation

On February 29, 2008, the Company filed with the Securities and Exchange Commission a Form S-1 Registration Statement for the registration of 750,000 shares of $0.001 par value common stock to be offered at $0.10 per share, deemed effective on March 14, 2008.  As of June 30, 2008, $5,300 has been raised through this offering.

Management intends to continuing focusing efforts in selling the offered common shares for the next three months or until the offering is fully subscribed and utilize these funds to maintain its status as a Reporting Company as defined under the Exchange Act of 1934 as amended, begin the initial development of the Company, and towards administrative expenses.  If the Company is unable to secure adequate financing from this registered offering its business will fail and any investment made into the Company will be completely lost.

As of June 30, 2008 RPI had $5,010 of cash on hand and available in their corporate checking account.  From inception to June 30, 2008 there has been a net loss of $8,400 with total current liabilities of $3,060, of which has been the result of expenses relating to start-up costs and fees associated with maintaining the status of a Reporting Company.

If and when RPI can secure adequate funding, the Company intends to begin the development of its proposed business of retailing gourmet coffee and wine from a common location that will be “coffee bars by day and wine bars by night.” The Company will take advantage of the traditional operating hours of coffee bars and wine bars. Coffee bars derive most of their revenue in the early morning hours and many actually close their doors in the late afternoon. The corollary to that is the wine bar. Wine bars obtain virtually all of their income during the evening hours.  The Company intends to use this relationship to maximize revenue for each location by utilizing the physical plant resources to serve coffee customers in the day and wine customers at night.  Potential markets the Company are considering include the Portland, Oregon, cities such as West Linn, Sherwood and Lake Oswego.  Management has identified these areas as having a high average income, a penetration of coffee shops and they are located very close to the burgeoning Willamette Valley wine region.

To date, the Company has not conducted any operations or generated any revenue; failure to secure adequate financing would be materially detrimental to the projected business described above and in turn would result in a complete loss of any investment made with the Company.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

There are no employees of the Company, excluding the current President and Director, Ronald G. Brigham, and the Company does not anticipate hiring any additional employees within the next twelve months.

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

Item 2.                      Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The Company has not started operations and therefore results of operations has been limited to formation of the company, obtaining capital through sales of our common stock and establishing our presence on the internet. However, the Company has established certain accounting policies that will be used to establish sound money management and reporting procedures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

On March 14, 2008, the Securities and Exchange Commission deemed our Form SB-2 Registration Statement (Commission File Number 333-149025) effective. Our offering commenced on the effective date and will terminate on the earlier of the date on which we sell all offered shares and the date on which we terminate the offering, which date will not be later than March 14, 2010. Since the offerring was deemed effective until August 13, 2008, the Company has sold 61,250 shares of our registered stock to 11 shareholders for a total of $6,125.

The exposure of market risk associated with risk-sensitive instruments is currently not material to the Company. The Company transacts its services in U.S. dollars and plans to continue to transact its sales of services and all other transactions denominated in U. S. dollars. The Company has no plans to enter into hedging transactions.

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

As of June 30, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of June 30, 2008 and communicated the matters to our management.

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
None.

Item 3.  Defaults upon Senior Securities
None.

Item 4.  Submission of Matters to Vote of Security Holders
None.

Item 5.  Other Information
None.

Item  6.  Exhibits and Reports on Form 8-K

(a) Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	Certification of Ronald G. Brigham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K – None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rhino Productions, Inc.

Date: August 14, 2008	By:	/s/Ronald G. Brigham
Ronald G. Brigham
Chief Financial Officer, Treasurer and Secretary
(principal financial and accounting officer)

Date: August 14, 2008	By:	/s/Ronald G. Brigham
Ronald G. Brigham
President and Chief Executive Officer