Form 10-Q
period 2008-09-30
Rhino Productions, Inc.
filed 2008-11-19
CIK 1423723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

Yes   ☒                  No ☐

2,545,000 shares of Common Stock, par value $0.001, were outstanding on November 19, 2008.

RHINO PRODUCTIONS, INC.

PART I ― FINANCIAL INFORMATION

Item 1.                      Financial Statements.

RHINO PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

Unaudited for the Three and Nine Months
Ended September 30, 2008 and 2007 and the
Period of October 16, 2007 (Inception) to September 30, 2008

RHINO PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

Unaudited for the Three and Nine Months
Ended September 30, 2008 and 2007 and the
Period of October 16, 2007 (Inception) to September 30, 2008

TABLE OF CONTENTS

Page(s)
Balance Sheets as of September 30, 2008 and December 31, 2007	F-1

Statements of Operations for the three and nine months ended September 30, 2008 and 2007
and the period of October 16, 2007 (Inception) to September 30, 2008	F-2

Statements of Cash Flows for the nine months ended September 30, 2008 and 2007
and the period of October 16, 2007 (Inception) to September 30, 2008	F-3

Notes to the Unaudited Financial Statements	F-4-9

RHINO PRODUCTIONS, INC.
(A Development Stage Company)
Balance Sheets

	September 30, 2008	December 31, 2007

	(unaudited)
ASSETS

Current assets
Cash	$935	$850

Total current assets	935	850

Total assets	$935	$850

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$300	$300
Loan from shareholder	2,760	-

Total current liabilities	3,060	300

Stockholders' (Deficit) Equity

Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 2,362,250 and 2,350,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	2,415	2,350
Additional paid in capital	9,460	3,000
Deficit accumulated during the development stage	(14,000)	(4,800)
Total stockholders' (deficit) equity	(2,125)	550

Total liabilities and shareholders' (deficit) equity	$935	$850

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Company)
Statement of Operations

					For the period from October 16, 2007 (inception) to September 30, 2008

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Office expenses	100	300	74	300	374
Travel	500	-	500	-	500
Professional fees	5,000	-	8,626	-	13,126
Total expenses	5,600	300	9,200	300	14,000

Net loss	$(5,600)	$(300)	$(9,200)	$(300)	$(14,000)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	2,360,147	-	5,622,768	-

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Company)
Statements of Cash Flows

			For the period of October 16, 2007 (inception) to September 30, 2008

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(9,200)	$(300)	$(14,000)
Changes in operating assets and liabilities
Accounts payable	-	300	300
Net cash used in operating activities	(9,200)	-	(13,700)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Loan from shareholder	2,760	-	2,760
Proceeds from sale of stock	6,525	-	11,875
Net cash provided by financing activities	9,285	-	14,635

(Decrease) increase in cash	85	-	935

Cash at beginning of period	850	-	-

Cash at end of period	$935	$-	$935

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
 For the Three and Nine Months Ended September 30, 2008 and 2007 and the
Period of October 16, 2007 (Inception) to September 30, 2008

Note 1 – Nature of Business

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Form S-1, which was filed with the SEC on February 29, 2008 and was deemed effective by the Securities and Exchange Commission on March 14, 2008. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Rhino Productions, Inc., as of September 30, 2008 and the results of its operations and cash flows for the three and six month periods then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

Note 2 – Significant Accounting Policies

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2008.

RHINO PRODUCTIONS, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
 For the Three and Nine Months Ended September 30, 2008 and 2007 and the
Period of October 16, 2007 (Inception) to September 30, 2008

Note 2 – Significant Accounting Policies (continued)

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

RHINO PRODUCTIONS, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
 For the Three and Nine Months Ended September 30, 2008 and 2007 and the
Period of October 16, 2007 (Inception) to September 30, 2008

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.

This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This pronouncement has no effect on this Company’s financial reporting at this time.

In March of 2008 the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

RHINO PRODUCTIONS, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
 For the Three and Nine Months Ended September 30, 2008 and 2007 and the
Period of October 16, 2007 (Inception) to September 30, 2008

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labelled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141 (R) and SFAS 160 are effective for the fiscal year beginning April 1, 2009.  The adoption of SFAS 141(R) and SFAS 160 has not impacted the Company’s financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

Note 3 – Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001.  On October 23, 2007, the Company authorized the issuance of 2,350,000 shares of its $.001 par value common stock in consideration of $5,350 in cash.

On February 2, 2008, the Company filed with the Securities and Exchange Commission a Form SB-2 Registration Statement for the registration of 750,000 shares of $0.001 par value common stock to be offered at $0.10 per share. It was deemed effective on March 14, 2008. As of September 30, 2008, 66,250 shares have been sold to the public.

RHINO PRODUCTIONS, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
 For the Three and Nine Months Ended September 30, 2008 and 2007 and the
Period of October 16, 2007 (Inception) to September 30, 2008

Note 3 – Stockholders’ Equity (continued)

 Preferred stock

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2007 and since inception.  As of September 30, 2008 and since inception, the Company had no dilutive potential common shares.

Note 4 – Income Taxes

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
0%

RHINO PRODUCTIONS, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
 For the Three and Nine Months Ended September 30, 2008 and 2007 and the
Period of October 16, 2007 (Inception) to September 30, 2008

Note 4 – Income Taxes (continued)

Net deferred tax assets consist of the following:

2008
Net operating loss carry forward	$14,000
Valuation allowance	(14,000)
Net deferred tax asset	$-

The Company did not pay any income taxes during the nine months ended September 30, 2008.

The net federal operating loss carry forward will expire in 2027.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

 Note 5 – Related Party Transactions

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

The officer of the Company has advanced $3,060 for organizational expenses and professional fees as of September 30, 2008.

Note 6 – Warrants and Options

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

General

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

Since becoming incorporated, Bella Viaggio has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries.  The fiscal year end is December 31st.

Plan of Operation

As of September 30, 2008, we have $935 of cash available.  We have current liabilities of $3,060.  From the date of inception (October 16, 2007) to September 30, 2008 the Company has recorded a net loss of $14,000 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

The Company filed a registration statement on Form S-1 on February 1, 2008, which was deemed effective on March 14, 2008.  Since this time the Company has sold 340,500 shares of common stock to the public with total proceeds raised of $34,500.  These proceeds have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934 as amended.  The Company plans to continue to focus efforts on selling their common shares through this offering in order to continue to fund its initial development and fund the expenses associated with maintaining a reporting company status.

In addition, over the course of the next 90 to 120 days, management intends to focus efforts on obtaining a quotation for its common stock on the Over the Counter Bulletin Board (“OTCBB”).  Management believes having its common stock quoted on the OTCBB will provide it increased opportunity to raise additional capital for its proposed business development.  However, there can be no guarantee or assurance the Company will be successful in filing a Form 211 application and obtaining a quotation.  To date there is no public market for the Company’s common stock. There can be no guarantee or assurance that a public market will ever exist for the common stock. Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

Employees

There are no employees of the Company, excluding the current President and Director, Mr. Brigham and the Company does not anticipate hiring any additional employees within the next twelve months.

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

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

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

As of September 30, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September 30, 2008 and communicated the matters to our management.

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

Rhino Productions, Inc.

Date: November 19, 2008	By:	/s/Ronald G. Brigham
Ronald G. Brigham
Chief Financial Officer, Treasurer and Clerk
(principal financial and accounting officer)

Date: November 19, 2008	By:	/s/Ronald G. Brigham
Ronald G. Brigham
President and Chief Executive Officer