Form 10-K
Rhino Productions, Inc.
filed 2009-04-21
CIK 1423723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File Number:  001-34210
_______________________________

RHINO PRODUCTIONS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	33-1176182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16887 NW King Richard Court
Sherwood, Oregon 94140
(Address of principal executive offices, including zip code)

(503) 516-2027
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.001 par value per share

Title of class	Name of each exchange on which registered
Common Stock. $0.001 par value per share	None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☒   No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒   No ☐

The Registrant had outstanding 2,597,600 shares of Common Stock par value $0.001 as of April 14, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated herein by reference:  registration statement and exhibits thereto filed on Form SB-2 February 1, 2008 are incorporated by reference within Part I and Part II herein.

INDEX
RHINO PRODUCITONS, INC.

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2009. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements.  References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Rhino” "we," "our," “RPI,” and "us" refer to Rhino Productions, Inc.

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by Rhino with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by Rhino with the SEC may also be obtained from Rhino by directing a request to Rhino Productions, Inc., Attention: Ronald Brigham, 16887 NW King Richard Court, Sherwood, Oregon 94140.

ITEM 1	BUSINESS.

General

Rhino Productions, Inc. was incorporated in the state of Nevada on October 16, 2007. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Rhino has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries.  The fiscal year end is December 31st.  The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

Description of Business

RPI has a principal business objective of providing cost effective, high quality coffee and wine products, accessories and related equipment for the discriminating consumer, at convenient locations to the discerning gourmet, the general public and all levels of consumers eager to expand their interest in fine coffee and wine. RPI plans to be a one-stop; wine and coffee company for the discerning consumer and exceeds all industry standards for quality while providing general and specialty merchandise.

The Company’s operations to date have been devoted primarily to startup and development activities, which include the following:

1. Formation of the Company;
2. Development of the Company’s business plan;
3. Obtaining capital through sales of shares of Common Stock to its founders and via its registered offering whereby we sold 124,750 common shares to the public with total proceeds of $12,475; and
4. Exploration of locations satisfactory for the Company’s initial retail establishment.

Over the course of the fiscal year 2009 we plan to address the following activities:

1. Establish our website: Establishing our presence on the Internet is critical to reaching a broad consumer base. We are in the process of developing a website. To date, we have not secured a web site address, nor do we have an operational web site. We expect this web site to be a primary marketing tool whereby we will disseminate information on our products and services.

2. Develop and Implement a Marketing Plan: In order to promote our company and establish our brand, we believe we will be required to develop and implement a comprehensive marketing plan. We plan to use our Internet site to be the focus of our marketing and sales efforts. We intend to advertise our site through the use of banner advertisements and search engine placement. To date, we have no marketing or sales initiatives or arrangements. Without any marketing campaign, we may be unable to generate interest in, or generate awareness of, our company.

Investors need to be aware that we currently have minimal funds available and in order to continue as a going concern over the course of fiscal year 2009 we will be required to raise additional proceeds.  In addition to our current available cash we estimate that we will need $20,000 in order to cover our costs associated with maintaining our status as a reporting company and implement our website and marketing plan. If we are unable to raise these proceeds the sale of our common stock we would be forced to borrow funds in order to cover these anticipated expenses.  We cannot provide any guarantee will be successful in securing adequate proceeds in the future and failure to do so would result in a complete loss of any investment made into the Company.

Rhino has not conducted any product research and development since inception. There was no purchase or sale of any plant and or significant equipment.  We have no patents, trademarks licenses, or labor contracts. We currently are not aware of any governmental approval required to conduct our business.

There is no market for our common stock and we cannot provide any guarantee or assurance market will ever develop for the common stock in the future.  If such a market is not developed shareholders would not be able to sell their shares and likely lose their entire investment.

Other than Ronald Brigham (officer and director) there are no other employees.  Currently Mr. Brigham is donating his time to the development of the Company.  There is no employment agreement by and between us and Mr. Brigham.

ITEM 1A	RISK FACTORS

Factors Affecting Future Operating Results

This Annual Report on Form 10-K contains forward-looking statements concerning our future programs, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information, except as required by applicable laws and regulations. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue activities in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

We currently do not have adequate funds to cover the costs associated with maintaining our status as a Reporting Company.

The Company currently has approximately $3,458 of cash available.  This amount will not be enough to pay the legal, accounting, and filing fees that is required to maintain our status as a reporting company, which is currently estimated at $15,000 for fiscal year 2009.  If we can no longer be a reporting company our common stock would no longer be eligible for applying for quotation of our common stock on the Over-the-Counter Bulletin Board.  This would result in there being no public market for an investor to trade our common stock and any investment made would be lost in its entirety.

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements on our financial statements.

During the auditing process for the 2008 annual report; the Company discovered inconsistencies within its quarterly reports for the first, second and third quarters of 2008.  The Company believes this was due to the lack of internal control over the financial reporting for these periods.

Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities, which would result in a complete loss of any investment made into the Company.

We were incorporated on October 16, 2007 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As of December 31, 2008 our net loss since inception is $20,827.  Based upon current plans, we expect to incur operating losses in future periods.  As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

If we are able to complete financing through the sale of additional shares of our common stock in the future, then shareholders will experience dilution.

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of common stock will result in dilution of equity ownership to existing shareholders. This means that if we sell shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding. To raise additional capital we may have to issue additional shares, which may substantially dilute the interests of existing shareholders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments.

We are subject to the requirements of section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2008. In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management’s assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We evaluated our existing controls for the year ended December 31, 2008. Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting as of December 31, 2008. The identified material weaknesses did not result in material audit adjustments to our 2008 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements.

 If we fail to comply with the requirements of Section 404 or if our auditor’s report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Further, we believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES.

We do not own any property; the principal offices are located 16887 NW King Richard Court, Sherwood, Oregon 94140.

ITEM 3	LEGAL PROCEEDINGS.

Rhino is not currently a party to any legal proceedings. Rhino’s agent for service of process in Nevada is: Ronald Brigham--16887 NW King Richard Court, Sherwood, Oregon 94140.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
 None

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is not quoted on any exchange or any over the counter medium.  There is no market for our common stock and there can be no guarantee that a market will ever develop in the future.

As of December 31, 2008, 124,750 shares have been sold to the public for a cash consideration of $12,475 pursuant to our registered offering, deemed effective on March 14, 2008 by the SEC.

  We did not declare or pay dividends during the Fiscal Year 2008 and do not anticipate declaring or paying dividends in fiscal year 2009.

We had no equity compensation plan in 2008.

ITEM 6	SELECTED FINANCIAL DATA.

Summary of Financial Data

As of December 31, 2008

Revenues	$0

Operating Expenses	$(20,827)

Earnings (Loss)	$(20,827)

Total Assets	$3,458

Liabilities	$5,460

Shareholders’ Equity	$3,458

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Rhino Productions, Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2008.

  As of December 31, 2008 the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Liquidity and Capital Resources. At the end of fiscal year 2008 we had $3,458 of cash on hand and available we had liabilities of $5,460. We must secure additional funds in order to continue our business. We cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $15,000 for fiscal year 2009).  Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  If we are unable to accomplish raising adequate funds then any it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. We have not begun operations and we have not generated any revenues.  Since incorporation we have incurred a loss of $20,827.

Off-Balance Sheet Arrangements. None

Contractual Obligations. None

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements appear beginning on page F-1, immediately following the signature page of this report.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
 None

ITEM 9A(T)	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of Rhino Productions, Inc. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Principal Financial and Accounting Officer, Ronald Brigham. Based on his evaluation of our disclosure controls and procedures, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

Rhino Productions, Inc. will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, Rhino Productions will enhance and test our year-end financial close process. Additionally, Rhino Production’s audit committee will increase its review of our disclosure controls and procedures. Finally, we plan to designated individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

 Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

During the auditing process for the 2008 annual report; the Company discovered inconsistencies within its quarterly reports for the first, second and third quarters of 2008.  The Company believes this was due to the lack of internal control over the financial reporting for these periods.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2008 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2008 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

• Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Representative with Financial Expertise — For the year ending December 31, 2008, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system.

 Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Segregation of Duties — Management has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

• Rhino Productions will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. Additionally, our audit committee will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.
None

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Rhino Productions, Inc.’s executive officer and director and his respective age as of December 31, 2008 are as follows:

Directors:

Name of Director	Age
Ronald G. Brigham	57

Executive Officers:

Name of Officer	Age	Office
Ronald G. Brigham	57	President, Chief Financial Officer, Secretary and Treasurer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years

Ronald G. Brigham, President, Member of the Board of Directors , age 57  .

Mr. Ronald G. Brigham graduated with a B.S. in Management from the University of Oregon in 1976.   Since then, he has been a Director of Operations for several companies.  From 1981 through 1994, Mr. Brigham was in charge of operations for a multiple-unit McDonald's franchisee in Eugene, Oregon.  During his tenure in Eugene, Mr. Brigham was on the Lane Community College Food Advisory Board which helped shape educational opportunities for students in the restaurant industry.   From 1995 through 2000, he honed operations at two coffee companies, where he significantly reduced operating expenses and grew revenue.  From 2000 through 2005, Ronald Brigham directed operations at Pizza Schmizza and KnowledgePoints, Inc., where he ran company units and also consulted franchise owners.   From 2005 to current, Mr. Brigham, has been District Manager for SmarteCarte, Inc. and is in charge of multiple locations throughout the Oregon Region.

 Significant Employees. We do not employ any non-officers who are expected to make a significant contribution to its business.

Corporate Governance

Nominating Committee.  We have not established a Nominating Committee because of our limited operations; and because we have only one director and officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee.  We have has not established an Audit Committee because of our limited operations; and because we have only one director and officer, we believe that we are able to effectively manage the issues normally considered by a Audit Committee.

Code of Ethics. The Company’s Board of Directors has approved a Code of Ethics for management relating to financial disclosures and filings related to future reporting requirements. A copy of the Code of Ethics will be made available to you by contacting the Company at 16887 NW King Arthur Court, Sherwood, Oregon 97140.

ITEM 11	EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
Ronald G. Brigham Director/ Officer	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended December 31, 2008. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2008.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2008.  We have also not granted any stock options to the executive officer of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following table provides the names and addresses of each person known to Rhino Productions to own more than 5% of the outstanding common stock as of December 31, 2008, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*

Common Stock	Ronald G. Brigham 16887 NW King Richard Court Sherwood, Oregon 97140	2,150,000, shares	86.5%

*The percent of class is based on 2,474,750 shares of common stock issued and outstanding as of December 31, 2008

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Year 2008, there were no material transactions between the Company and any Officer, Director or related party has not, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-The sole Officer and Director;

-Any person proposed as a nominee for election as a director;

-Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

-Any relative or spouse of any of the foregoing persons who have the same house as such person.

Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As of December 31, 2008 the Company has incurred auditing expenses of approximately $6,000 which includes bookkeeping and auditing services.  There were no other audit related services or tax fees incurred.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements Period Ended 12/31/2008

2.	Financial Statement Schedules.
All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation are incorporated herein by reference to Form SB-2, filed on February 1, 2008.

3.2	By-Laws are incorporated herein by reference to Form SB-2, filed on February 1, 2008.

23.1	Consent of Accountant

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	4700 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINO PRODUCTIONS, INC.

By:	/s/ Ronald G. Brigham
Ronald G. Brigham
President
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer
Secretary, Director

Date: April 21, 2009

RHINO PRODUCTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Financial Statements
December 31, 2008 and 2007

RHINO PRODUCTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Financial Statements
December 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Rhino Productions, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Rhino Productions, Inc. (A Development Stage Enterprise) as of December 31, 2008 and 2007 the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period October 16, 2007 (inception) through December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly,   we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit  also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rhino Productions, Inc. (A Development Stage Enterprise) as of December 31, 2008 and 2007 and the results of its operations and cash flows for the years then ended and the period October 16, 2007 (inception) through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

April 13, 2009
Las Vegas, Nevada

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Balance Sheets

	December 31,
	2008	2007
ASSETS

Current assets
Cash	$3,458	$850
Total current assets	3,458	850

Total assets	$3,458	$850

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$2,700	$300
Loan from shareholder	3,760	-
Total current liabilities	6,460	300

Stockholders' (deficit) equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 70,000,000 shares authorized, 2,474,750 and 2,350,000 shares issued and outstanding at December 31, 2008 and 2007	2,475	2,350
Additional paid in capital	15,350	3,000
Deficit accumulated during the development stage	(20,827)	(4,800)
Total stockholders' (deficit) equity	(3,002)	550

Total liabilities and stockholders' (deficit) equity	$3,458	$850

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Statements of Operations

			For the period from October 16, 2007 (inception) to December 31, 2008

	Year ended December 31,
	2008	2007

Revenue	$-	$-	$-

Expenses
General and administrative	167	300	467
Travel	1,300	-	1,300
Professional fees	14,560	4,500	19,060
Total expenses	16,027	4,800	20,827

Net loss	$(16,027)	$(4,800)	$(20,827)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average shares outstanding	2,390,447	2,350,000

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For the Period of October 16, 2007 (Inception) to December 31, 2008

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, October 16, 2007 (Inception)	-	$-	$-	$-	$-
Issuance of common stock for cash and services	2,350,000	2,350	3,000	-	5,350
Net loss, December 31, 2007	-	-	-	(4,800)	(4,800)
Balance, December 31, 2007	2,350,000	2,350	3,000	(4,800)	550

Sale of common stock for cash	124,750	125	12,350	-	12,475
Net loss, December 31, 2008	-	-	-	(16,027)	(16,027)
Balance, December 31, 2008	2,474,750	$2,475	$15,350	$(20,827)	$(3,002)

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
			For the period of October 16, 2007 (inception) to December 31, 2008

	Year ended December 31,
	2008	2007
Cash flows from operating activities
Net loss	$(16,027)	$(4,800)	$(20,827)
Changes in operating assets and liabilities
Accounts payable	2,400	300	2,700
Net cash used in operating activities	(13,627)	(4,500)	(18,127)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Loan from shareholder	3,760	-	3,760
Proceeds from sale of stock	12,475	5,350	17,825
Net cash provided by financing activities	16,235	5,350	21,585

Net increase in cash	2,608	850	3,458

Cash at beginning of period	850	-	-

Cash at end of period	$3,458	$850	$3,458

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2008 and 2007

Note 1 – Nature of Business

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2008 and 2007.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2008 and 2007

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
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2008 and 2007

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
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2008 and 2007

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

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

Note 3 – Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001.  On October 23, 2007, the Company authorized the issuance of 2,350,000 shares of its $0.001 par value common stock in consideration of $5,350 in cash.

On February 2, 2008, the Company filed with the Securities and Exchange Commission a Form SB-2 Registration Statement for the registration of 750,000 shares of $0.001 par value common stock to be offered at $0.10 per share. It was deemed effective on March 14, 2008. As of December 31, 2008, 124,750 shares have been sold to the public for a cash consideration of $12,475.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2008 and 2007

Note 3 – Stockholders’ Equity (continued)

 Preferred stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001. The Company has no preferred stock issued or outstanding.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2008 or 2007 and since inception.  As of December 31, 2008 and 2007 and since inception, the Company had no dilutive potential common shares.

Note 4 – Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 “Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109”, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2008 or 2007, applicable under FIN 48.  As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2008 and 2007

Note 4 – Income Taxes (continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the
Federal statutory rate	35%
Effect of operating losses	-35%
0%

Net deferred tax assets consist of the following:
	2008	2007
Net operating loss carry forward	$5,609	$1,680
Valuation allowance	(5,609)	(1,680)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate t the income tax amount recorded is as follows:
	2008	2007	From Inception
Net operating loss carry forward	$5,609	$1,680	$7,289
Valuation allowance	(5,609)	(1,680)	(7,289)
Net deferred tax asset	$-	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2008 or 2007.

The net federal operating loss carry forward will expire in 2027 and 2028.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2008 and 2007

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

The officer of the Company has advanced $3,760 for organizational expenses and professional fees as of December 31, 2008. The loan is due on demand and as such is included in current liabilities as of December 31, 2008. Interest has not been imputed as such costs would be immaterial to the financial statements as a whole.

Note 6 – Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 7 – Subsequent Events

No events have occurred subsequent to the balance sheet date that would require disclosure herein.

RHINO PRODUCTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements
September 30, 2008

RHINO PRODUCTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements
September 30, 2008

Page(s)
Balance Sheets as of September 30, 2008 and December 31, 2007	F-17

Statements of Operations for the three and nine months ended September 30, 2008
and the period of October 16, 2007 (Inception) to September 30, 2008	F-18

Statements of Cash Flows for the nine months ended September 30, 2008 and the period of
October 16, 2007 (Inception) to September 30, 2008	F-19

Notes to the Unaudited Financial Statements	F-20-25

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Balance Sheets
(Unaudited)

	September 30, 2008	December 31, 2007

ASSETS

Current assets
Cash	$935	$850
Total current assets	935	850

Total assets	$935	$850

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$2,250	$300
Loan from shareholder	2,760	-
Total current liabilities	5,010	300

Stockholders' (Deficit) Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 2,415,250 and 2,350,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	2,415	2,350
Additional paid in capital	9,460	3,000
Deficit accumulated during the development stage	(15,950)	(4,800)
Total stockholders' (deficit) equity	(4,075)	550

Total liabilities and stockholders' (deficit) equity	$935	$850

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Statements of Operations
(Unaudited)
			For the period from October 16, 2007 (inception) to September 30, 2008

	Three months ended September 30, 2008	Nine months ended September 30, 2008

Revenue	$-	$-	$-

Expenses
General and administrative	100	140	440
Travel	500	1,300	1,300
Professional fees	5,000	9,710	14,210
Total expenses	5,600	11,150	15,950

Net loss	$(5,600)	$(11,150)	$(15,950)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	2,413,147	2,375,071

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)
		For the period of October 16, 2007 (inception) to September 30, 2008

	Nine months ended September 30, 2008

Cash flows from operating activities
Net loss	$(11,150)	$(15,950)
Changes in operating assets and liabilities
Accounts payable	1,950	2,250
Net cash used in operating activities	(9,200)	(13,700)

Net cash used in investing activities	-	-

Cash flows from financing activities
Loan from shareholder	2,760	2,760
Proceeds from sale of stock	6,525	11,875
Net cash provided by financing activities	9,285	14,635

Net increase in cash	85	935

Cash at beginning of period	850	-

Cash at end of period	$935	$935

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
September 30, 2008

Note 1 – Nature of Business

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Form S-1, which was filed with the SEC on February 29, 2008 and was deemed effective by the Securities and Exchange Commission on March 14, 2008. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Rhino Productions, Inc., as of September 30, 2008 and the results of its operations and cash flows for the three and nine month periods then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2008 and December 31, 2007.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
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

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
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

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 September 30, 2008

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

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

On February 2, 2008, the Company filed with the Securities and Exchange Commission a Form SB-2 Registration Statement for the registration of 750,000 shares of $0.001 par value common stock to be offered at $0.10 per share. It was deemed effective on March 14, 2008. As of September 30, 2008, 65,250 shares have been sold to the public for a total cash consideration of $6,525.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
September 30, 2008

Note 3 – Stockholders’ Equity (continued)

 Preferred stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001. The Company has no preferred stock issued or outstanding.

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

Note 4 – Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 “Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109”, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The Company did not pay any income taxes during the nine months ended September 30, 2008.

The net federal operating loss carry forward will expire in 2027.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
September 30, 2008

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

The officer of the Company has advanced $2,760 for organizational expenses and professional fees as of September 30, 2008. The loan is due on demand and as such is included in current liabilities as of September 30, 2008. Interest has not been imputed as such costs would be immaterial to the financial statements as a whole.

Note 6 – Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

RHINO PRODUCTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements
June 30, 2008

RHINO PRODUCTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements
June 30, 2008

Page(s)
Balance Sheets as of June 30, 2008 and December 31, 2007	F-28

Statements of Operations for the three and six months ended June 30, 2008
and the period of October 16, 2007 (Inception) to June 30, 2008	F-29

Statements of Cash Flows for the six months ended June 30, 2008 and the period of
October 16, 2007 (Inception) to June 30, 2008	F-30

Notes to the Unaudited Financial Statements	F-31-36

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Balance Sheets
(Unaudited)

	June 30, 2008	December 31, 2007

ASSETS

Current assets
Cash	$5,310	$850
Total current assets	5,310	850

Total assets	$5,310	$850

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,250	$300
Loan from shareholder	2,760	-
Total current liabilities	5,010	300

Stockholders' Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 2,403,000 and 2,350,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	2,403	2,350
Additional paid in capital	8,247	3,000
Deficit accumulated during the development stage	(10,350)	(4,800)
Total stockholders' equity	300	550

Total liabilities and stockholders' equity	$5,310	$850

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Statements of Operations
(Unaudited)
			For the period from October 16, 2007 (inception) to June 30, 2008

	Three months ended June 30, 2008	Six months ended June 30, 2008

Revenue	$-	$-	$-

Expenses
General and administrative	30	40	340
Travel	-	800	800
Professional fees	-	4,710	9,210
Total expenses	30	5,550	10,350

Net loss	$(30)	$(5,550)	$(10,350)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	2,361,648	2,355,824

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)
		For the period of October 16, 2007 (inception) to June 30, 2008

	Six months ended June 30, 2008

Cash flows from operating activities
Net loss	$(5,550)	$(10,350)
Changes in operating assets and liabilities
Accounts payable	1,950	2,250
Net cash used in operating activities	(3,600)	(8,100)

Net cash used in investing activities	-	-

Cash flows from financing activities
Loan from shareholder	2,760	2,760
Proceeds from sale of stock	5,300	10,650
Net cash provided by financing activities	8,060	13,410

Net increase in cash	4,460	5,310

Cash at beginning of period	850	-

Cash at end of period	$5,310	$5,310

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
June 30, 2008

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2008 and December 31, 2007.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 June 30, 2008

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

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 June 30, 2008

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

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 June 30, 2008

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

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

Note 3 – Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001.  On October 23, 2007, the Company authorized the issuance of 2,350,000 shares of its $0.001 par value common stock in consideration of $5,350 in cash.

On February 2, 2008, the Company filed with the Securities and Exchange Commission a Form SB-2 Registration Statement for the registration of 750,000 shares of $0.001 par value common stock to be offered at $0.10 per share. It was deemed effective on March 14, 2008. As of June 30, 2008, 53,000 shares have been sold to the public for a total cash consideration of $5,300.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 June 30, 2008

Note 3 – Stockholders’ Equity (continued)

 Preferred stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001. The Company has no preferred stock issued or outstanding.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2008 and 2007 and since inception.  As of June 30, 2008 and since inception, the Company had no dilutive potential common shares.

Note 4 – Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 “Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109”, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The Company did not pay any income taxes during the six months ended June 30, 2008.

The net federal operating loss carry forward will expire in 2027.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 June 30, 2008

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

The officer of the Company has advanced $2,760 for organizational expenses and professional fees as of June 30, 2008. The loan is due on demand and as such is included in current liabilities as of June 30, 2008. Interest has not been imputed as such costs would be immaterial to the financial statements as a whole.

Note 6 – Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

RHINO PRODUCTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements
March 31, 2008

RHINO PRODUCTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements
March 31, 2008

Page(s)
Balance Sheets as of March 31, 2008 and December 31, 2007	F-39

Statements of Operations for the three months ended March 31, 2008
and the period of October 16, 2007 (Inception) to March 31, 2008	F-40

Statements of Cash Flows for the three months ended March 31, 2008
and the period of October 16, 2007 (Inception) to March 31, 2008	F-41

Notes to the Unaudited Financial Statements	F-42-47

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Balance Sheets
(Unaudited)

	March 31, 2008	December 31, 2007

ASSETS

Current assets
Cash	$-	$850

Total current assets	-	850

Total assets	$-	$850

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Bank overdraft	$16	$-
Accounts payable	2,250	300
Loan from shareholder	2,704	-

Total current liabilities	4,970	300

Stockholders' (deficit) equity
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 2,350,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	2,350	2,350
Additional paid in capital	3,000	3,000
Deficit accumulated during the development stage	(10,320)	(4,800)
Total stockholders' (deficit) equity	(4,970)	550

Total liabilities and stockholders' (deficit) equity	$-	$850

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Statements of Operations
(Unaudited)
		For the period from October 16, 2007 (inception) to March 31, 2008

	Three months ended March 31, 2008

Revenue	$-	$-

Expenses
General and administrative	10	310
Travel	800	800
Professional fees	4,710	9,210
Total expenses	5,520	10,320

Net loss	$(5,520)	$(10,320)

Basic and diluted loss per common share	$(0.00)

Weighted average shares outstanding	2,350,000

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

		For the period of October 16, 2007 (inception) to March 31, 2008

	Three months ended March 31, 2008

Cash flows from operating activities
Net loss	$(5,520)	$(10,320)
Changes in operating assets and liabilities:
Accounts payable	1,950	2,250
Net cash used in operating activities	(3,570)	(8,070)

Net cash used in investing activities	-	-

Cash flows from financing activities
Bank overdraft	16	16
Loan from shareholder	2,704	2,704
Proceeds from sale of stock	-	5,350
Net cash provided by financing activities	2,720	8,070

Net decrease in cash	(850)	-

Cash at beginning of period	850	-

Cash at end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 March 31, 2008

Note 1 – Nature of Business

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Form S-1, which was filed with the SEC on February 29, 2008 and was deemed effective by the Securities and Exchange Commission on March 14, 2008. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Rhino Productions, Inc., as of March 31, 2008 and the results of its operations and cash flows for the three month periods then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2008 and December 31, 2007.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 March 31, 2008

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

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
March 31, 2008

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

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
March 31, 2008

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

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

Note 3 – Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001.  On October 23, 2007, the Company authorized the issuance of 2,350,000 shares of its $0.001 par value common stock in consideration of $5,350 in cash.

On February 2, 2008, the Company filed with the Securities and Exchange Commission a Form SB-2 Registration Statement for the registration of 750,000 shares of $0.001 par value common stock to be offered at $0.10 per share. It was deemed effective on March 14, 2008. As of March 31, 2008, no shares have been sold to the public.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
March 31, 2008

Note 3 – Stockholders’ Equity (continued)

 Preferred stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001. The Company has no preferred stock issued or outstanding.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2008 or 2007 and since inception.  As of March 31, 2008, December 31, 2007 and since inception, the Company had no dilutive potential common shares.

Note 4 – Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 “Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109”, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The Company did not pay any income taxes during the three months ended March 31, 2008.

The net federal operating loss carry forward will expire in 2027.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 March 31, 2008

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

The officer of the Company has advanced $2,704 for organizational expenses and professional fees as of March 31, 2008. The loan is due on demand and as such is included in current liabilities as of March 31, 2008. Interest has not been imputed as such costs would be immaterial to the financial statements as a whole.

Note 6 – Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.