Form 10-Q
period 2009-05-06
Rhino Productions, Inc.
filed 2009-05-07
CIK 1423723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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

RHINO PRODUCTIONS, INC.

INDEX

PART I ― FINANCIAL INFORMATION

Item 1.                      Financial Statements.

RHINO PRODUCTIONS, INC.
(A Development Stage Company)

Unaudited Financial Statements
For the Three Months Ended March 31, 2009 and 2008 and the
Period of October 16, 2007 (Inception) to March 31, 2009

RHINO PRODUCTIONS, INC.
(A Development Stage Company)

Unaudited Financial Statements
For the Three Months Ended March 31, 2009 and 2008 and the
Period of October 16, 2007 (Inception) to March 31, 2009

CONTENTS

Page(s)
Balance Sheets as of March 31, 2009 and December 31, 2008	F-1

Statements of Operations for the three months ended March 31, 2009 and 2008 and the period of October 16, 2007 (Inception) to March 31, 2009	F-2

Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and the period of October 16, 2007 (Inception) to March 31, 2009	F-3

Notes to the Unaudited Financial Statements	F-4-5

RHINO PRODUCTIONS, INC.
(A Development Stage Company)
Balance Sheets
	March 31, 2008	December 31, 2008

	(Unaudited)
ASSETS
Current assets
Cash	$12,361	$3,458

Total current assets	12,361	3,458

Total assets	$12,361	$3,458

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$5,700	$2,700
Loan from shareholder	3,760	3,760

Total current liabilities	9,460	6,460

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 2,597,600 and 2,475,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	2,598	2,475
Additional paid in capital	27,730	15,350
Deficit accumulated during the development stage	(27,427)	(20,827)
Total stockholders' equity (deficit)	2,901	(3,002)

Total liabilities and stockholders' equity (deficit)	$12,361	$3,458

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

			For the period from October 16, 2007 (inception) to March 31, 2009

	Three months ended March 31,
	2009	2008

Revenue	$-	-	$-

Expenses
General and administrative	-	10	467
Travel	-	800	1,300
Professional fees	6,600	4,710	25,660
Total expenses	6,600	5,520	27,427

Net loss	$(6,600)	$(5,520)	$(27,427)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	2,542,496	2,350,000

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
			For the period of October 16, 2007 (inception) to March 31, 2009

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(6,600)	$(5,520)	$(27,427)
Changes in operating assets and liabilities:
Accounts payable	3,000	1,950	5,700
Net cash used in operating activities	(3,600)	(3,570)	(21,727)

Net cash used in investing activities	-		-

Cash flows from financing activities
Bank overdraft	-	16	-
Loan from shareholder	-	2,704	3,760
Proceeds from sale of stock	12,503		30,328
Net cash provided by financing activities	12,503	2,720	34,088

Net change in cash	8,903	(850)	12,361

Cash at beginning of period	3,458	850	-

Cash at end of period	$12,361	-	$12,361

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
 For the Three Months Ended March 31, 2009 and 2008 and the
Period of October16, 2007 (Inception) to March 31, 2009

Note 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements as reported in Form 10-K.  The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

Note 2 – Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) as a last resort, seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

RHINO PRODUCTIONS, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
 For the Three Months Ended March 31, 2009 and 2008 and the
Period of October16, 2007 (Inception) to March 31, 2009

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Plan of Operation

As of March 31, 2009, we have $12,361of cash available.  We have current liabilities of $9,460.  From the date of inception (October 16, 2007) to March 31, 2009 the Company has recorded a net loss of $27,427 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

The Company filed a registration statement on Form S-1 on February 1, 2008, which was deemed effective on March 14, 2008.  Since this time the Company has sold 497,600 shares of common stock to the public with total proceeds raised of $49,600.  These proceeds have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934 as amended.

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

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

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

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rhino Productions, Inc.

Date: May 6, 2009	By:	/s/Ronald G. Brigham
Ronald G. Brigham
Chief Financial Officer, Treasurer and Secretary principal financial and accounting officer
(

Date: May 6, 2009	By:	/s/Ronald G. Brigham
Ronald G. Brigham
President and Chief Executive Officer