Form 10-K/A
period 2008-12-31
Rhino Productions, Inc.
filed 2009-07-06
CIK 1423723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K/A

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☒   No 

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No 

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  No ☒

The Registrant had outstanding 2,609,600 shares of Common Stock par value $0.001 as of June 26, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated herein by reference:  registration statement and exhibits thereto filed on Form SB-2 February 1, 2008 are incorporated by reference within Part I and Part II herein.

          INDEX
RHINO PRODUCITONS, INC.

Explanatory Note

The Company has amended its Fiscal Year Ended December 31, 2008 Financial Statements as previously filed on April 23, 2009 and has restated the Financial Statement as amended due to the following variances found on the Annual  report filed.

Restatement variances:

The December 31, 2008 financial statements have been restated to properly reflect transactions from November 2008 in the proper treatment of stock purchases.  The Company had provided the transfer agent erroneous information on $1,200 of cash receipts and the corresponding certificates that were to be issued.

The revised statements correct the loan from officer account, stock issued and outstanding and subscribed stock for shares issued.  There were no restatements on the statement of operations, as the change in earnings per share was still a loss of less than $0.01 per share.  Effect of the restatement on accounts:

Officer Loan                                                $1,000
Common stock Subscribed                           200
Common Stock                                                (12)
Additional Paid In Capital                        (1,188)
    $0

The officer and director of the Company believes the errors relating to the accuracy of the above described 10-K were the result of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by the above described report.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Management intends to work on the deficiencies within its financial reporting by appointing one or more outside directors, to act as a fully functioning audit committee within the next 30-45 days.  In addition, management intends to further develop and implement sufficient written policies and checklists that will help prevent weaknesses for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over the period end financial reporting processes.

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
3. Obtaining capital through sales of shares of Common Stock to its founders and via its registered offering whereby we sold 124,750 common shares to the public with total proceeds of $13,675; and
4. Exploration of locations satisfactory for the Company’s initial retail establishment.

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

We did not declare or pay dividends during the Fiscal Year 2008 and do not anticipate declaring or paying dividends in fiscal year 2009.

We had no equity compensation plan in 2008.

ITEM 6	SELECTED FINANCIAL DATA.

Summary of Financial Data

As of December 31, 2008

Revenues	$0

Operating Expenses	$(16,027)

Earnings (Loss)	$(16,027)

Total Assets	$3,458

Liabilities	$5,460

Shareholders’ Equity	$(2002)

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*

Common Stock	Ronald G. Brigham 16887 NW King Richard Court Sherwood, Oregon 97140	2,150,000, shares	86.46%

*The percent of class is based on 2,474,750 shares of common stock issued and outstanding as of December 31, 2008

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Date: July 6, 2009

RHINO PRODUCTIONS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

(Restated)

Financial Statements

December 31, 2008 and 2007

RHINO PRODUCTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
(Restated)

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

Kyle L. Tingle, CPA, LLC

April 13, 2009, except Notes 3 and 7, which are dated June 12, 2009
Las Vegas, Nevada

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Balance Sheets

	December 31,
	2008	2007
	(Restated)
ASSETS

Current assets
Cash	$3,458	$850
Total current assets	3,458	850

Total assets	$3,458	$850

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$2,700	$300
Loan from shareholder	2,760	-
Total current liabilities	5,460	300

Stockholders' (deficit) equity
Subscriptions receivable	(200)	-
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 2,486,750 and 2,350,000 shares issued and outstanding at December 31, 2008 and 2007	2,487	2,350
Additional paid in capital	16,538	3,000
Deficit accumulated during the development stage	(20,827)	(4,800)
Total stockholders' (deficit) equity	(2,002)	550

Total liabilities and stockholders' (deficit) equity	$3,458	$850

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Statement of Operations
			For the period from October 16, 2007 (inception) to December 31, 2008

	Year ended December 31,
	2008	2007
	(Restated)		(Restated)
Revenue	$-	$-	$-

Expenses
General and administrative	167	300	467
Travel	1,300	-	1,300
Professional fees	14,560	4,500	19,060
Total expenses	16,027	4,800	20,827

Net loss	$(16,027)	$(4,800)	$(20,827)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average shares outstanding	2,391,868	2,350,000
See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For the Period of October 16, 2007 (Inception) to December 31, 2008 (Restated)

	Common Stock		Additional Paid-In Capital	Subscriptions receivable	Accumulated Deficit	Total
	Shares	Amount
Balance, October 16, 2007 (Inception)	-	$-	$-		$-	$-
Issuance of common stock for cash	2,350,000	2,350	3,000	-	-	5,350
Net loss, December 31, 2007	-	-	-	-	(4,800)	(4,800)
Balance, December 31, 2007	2,350,000	2,350	3,000	-	(4,800)	550

Sale of common stock for cash	134,750	135	13,340		-	13,475
Issuance of common stock for subscription receivable	2,000	2	198	(200)		-
Net loss, December 31, 2008	-	-	-		(16,027)	(16,027)
Balance, December 31, 2008 (Restated)	2,486,750	$2,487	$16,538	$(200)	$(20,827)	$(2,002)

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
			For the period of October 16, 2007 (inception) to December 31, 2008

	Year ended December 31,
	2008	2007
	(Restated)		(Restated)
Cash flows from operating activities
Net loss	$(16,027)	$(4,800)	$(20,827)
Changes in operating assets and liabilities
Accounts payable	2,400	300	2,700
Net cash used in operating activities	(13,627)	(4,500)	(18,127)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Loan from shareholder	2,760	-	2,760
Proceeds from sale of stock	13,475	5,350	18,825
Net cash provided by financing activities	16,235	5,350	21,585

Net increase in cash	2,608	850	3,458

Cash at beginning of period	850	-	-

Cash at end of period	$3,458	$850	$3,458

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2008 and 2007
(Restated)

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

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2008 and 2007
(Restated)

Note 2 – Significant Accounting Policies (continued)

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

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2008 and 2007
(Restated)

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements (Continued)

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
(Restated)

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

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2008 and 2007
(Restated)

On February 2, 2008, the Company filed with the Securities and Exchange Commission a Form SB-2 Registration Statement for the registration of 750,000 shares of $0.001 par value common stock to be offered at $0.10 per share. It was deemed effective on March 14, 2008. As of December 31, 2008, 136,750 shares have been sold to the public for a cash consideration of $13,475 and subscription receivable of $200.

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

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2008 and 2007
(Restated)

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2008 or 2007, applicable under FIN 48.  As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.  Tax returns for the two years are still open, and without taxable income there are no taxes, penalties, or interest due.

Note 4 – Income Taxes (continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the
Federal statutory rate	35%
Effect of operating losses	(35%)
0%

Net deferred tax assets consist of the following:
	2008	2007
Net operating loss carry forward	$5,609	$1,680
Valuation allowance	(5,609)	(1,680)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate t the income tax amount recorded is as follows:
	2008	2007	From Inception
Net operating loss carry forward	$5,609	$1,680	$7,289
Valuation allowance	(5,609)	(1,680)	(7,289)
Net deferred tax asset	$-	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2008 or 2007.

The net federal operating loss carry forward will expire in 2027 and 2028.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2008 and 2007
(Restated)

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

The officer of the Company has advanced $2,760 for organizational expenses and professional fees as of December 31, 2008. The loan is due on demand and as such is included in current liabilities as of December 31, 2008. Interest has not been imputed as such costs would be immaterial to the financial statements as a whole.

Note 6 – Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 7 – Restatement

The December 31, 2008 financial statements have been restated to properly reflect transactions from November 2008 in the proper treatment of stock purchases.  The Company had provided the transfer agent erroneous information on $1,200 of cash receipts and the corresponding certificates that were to be issued.

The revised statements correct the loan from officer account, stock issued and outstanding and subscribed stock for shares issued.  There were no restatements on the statement of operations, as the change in earnings per share was still a loss of less than $0.00 per share.  Effect of the restatement on accounts:

Officer Loan                                                $      1,000
Common stock Subscribed                                  200
Common Stock                                                       (12)
Additional Paid In Capital                               (1,188)
$           0

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

RHINO PRODUCTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements
September 30, 2008

RHINO PRODUCTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements
September 30, 2008

Page(s)
Balance Sheets as of September 30, 2008 and December 31, 2007	F-31

Statements of Operations for the three and nine months ended September 30, 2008
and the period of October 16, 2007 (Inception) to September 30, 2008	F-32

Statements of Cash Flows for the nine months ended September 30, 2008 and the period of
October 16, 2007 (Inception) to September 30, 2008	F-33

Notes to the Unaudited Financial Statements	F-34-39

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

RHINO PRODUCTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements
June 30, 2008

RHINO PRODUCTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements
June 30, 2008

Page(s)
Balance Sheets as of June 30, 2008 and December 31, 2007	F-42

Statements of Operations for the three and six months ended June 30, 2008
and the period of October 16, 2007 (Inception) to June 30, 2008	F-43

Statements of Cash Flows for the six months ended June 30, 2008 and the period of
October 16, 2007 (Inception) to June 30, 2008	F-44

Notes to the Unaudited Financial Statements	F-45-50

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

RHINO PRODUCTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements
March 31, 2008

RHINO PRODUCTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements
March 31, 2008

Page(s)
Balance Sheets as of March 31, 2008 and December 31, 2007	F-53

Statements of Operations for the three months ended March 31, 2008
and the period of October 16, 2007 (Inception) to March 31, 2008	F-54

Statements of Cash Flows for the three months ended March 31, 2008
and the period of October 16, 2007 (Inception) to March 31, 2008	F-55

Notes to the Unaudited Financial Statements	F-56-61

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