Form 10-Q
period 2009-06-30
Rhino Productions, Inc.
filed 2009-08-14
CIK 1423723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

Commission File Number 333-149025

Rhino Productions, Inc.

(Exact name of registrant as specified in its charter)

Nevada	33-1176182
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Rhino Productions, Inc.

16887 NW King Richard Court

Sherwood, Oregon 94140

(503) 516-2027

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer .	Accelerated filer .

Non-accelerated filer .	Smaller reporting company X .
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

2,545,000 shares of Common Stock, par value $0.001, were outstanding on August 14, 2009.

RHINO PRODUCTIONS, INC.

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements Prepared by the Company

RHINO PRODUCTIONS, INC.

(A Development Stage Company)

Unaudited Financial Statements

For the Three and Six Months Ended June 30, 2009 and 2008 and the

Period of October 16, 2007 (Inception) to June 30, 2009

RHINO PRODUCTIONS, INC
(A Development Stage Company)
Balance Sheets
	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS

Current assets
Cash	$12,001	$3,458

Total current assets	12,001	3,458

Total assets	$12,001	$3,458

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$16,025	$2,700
Loan from shareholder	5,010	3,760

Total current liabilities	21,035	6,460

Stockholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 2,597,600 and 2,475,000 shares issued and outstanding at June 30, 2009 and December 31, 2008	2,610	2,475
Additional paid in capital	28,700	15,350
Deficit accumulated during the development stage	(40,344)	(20,827)
Total stockholders' deficit	(9,034)	(3,002)

Total liabilities and stockholders' deficit	$12,001	$3,458

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC
(A Development Stage Company)
Statements of Operations (Unaudited)
					For the period from October 26, 2007 (inception) to June 30, 2009

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenue	$-	$-	$-	$-	$-

Expenses
General and administrative	(18)	(26)	(18)	(26)	449
Travel	360	-	360	-	1,660
Professional fees	12,575	-	19,175	3,626	38,235
Total expenses	12,917	(26)	19,517	3,600	40,344

Net loss	$(12,917)	$26	$(19,517)	$(3,600)	$(40,344)

Basic and diluted loss per common share	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted average shares outstanding	2,609,600	2,361,189	2,582,200	2,355,594

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
			For the period of October 16, 2007 (inception) to June 30, 2009

	Six months ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(19,517)	$(3,600)	$(40,344)
Changes in operating assets and liabilities:
Accounts payable	13,325	-	16,025
Net cash used in operating activities	(6,192)	(3,600)	(24,319)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from shareholder loan	1,250	2,760	5,010
Proceeds from sale of stock	13,485	5,300	31,310
Net cash provided by financing activities	14,735	8,060	36,320

Net (decrease) increase in cash	8,543	4,460	12,001

Cash at beginning of period	3,458	850	-

Cash at end of period	$12,001	$5,310	$12,001

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

 For the Three and Six Months Ended June 30, 2009 and 2008 and the

Period of October16, 2007 (Inception) to June 30, 2009

Note 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June, 2009 and 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements as reported in Form 10-K/A. The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results for the full year.

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

Plan of Operation

As of June 30, 2009, we have $12,001of cash available. We have current liabilities of $9,034. From the date of inception (October 16, 2007) to June 30, 2009 the Company has recorded a net loss of $9,034 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Rhino Productions, Inc.

Date: August 14, 2009	By:	/s/Ronald G. Brigham
Ronald G. Brigham
Chief Financial Officer, Treasurer and Secretary principal financial and accounting officer

Date: August 14, 2009	By:	/s/Ronald G. Brigham
Ronald G. Brigham
President and Chief Executive Officer