Form 10-Q/A
period 2009-03-31
Rhino Productions, Inc.
filed 2009-11-23
CIK 1423723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

Commission File Number 333-149025

Rhino Productions, Inc.

(Exact name of registrant as specified in its charter)

Nevada	33-1176182
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Rhino Productions, Inc.

16887 NW King Richard Court

Sherwood, Oregon 94140

 (503) 516-2027  (503) 516-2027

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes       No .  X .

2,545,000 shares of Common Stock, par value $0.001, were outstanding on November 22, 2009.

AMENDMENT REFLECTS THE CHANGES IN THE TREATMENT OF ISSUANCE OF COMMON STOCK FOR CASH  INSTEAD OF PAYMENT FOR SERVICES RENDERED.

RHINO PRODUCTIONS, INC.

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements Prepared by the Company

RHINO PRODUCTIONS, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

March 31, 2009 and 2008

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Balance Sheets
	March 31, 2009	December 31, 2008

	(Unaudited)
ASSETS
Current assets
Cash	$361	$3,458
Prepaid expenses	9,000	-
Total current assets	9,361	3,458

Total assets	$9,361	$3,458

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$2,700	$2,700
Loan from shareholder	2,760	2,760
Total current liabilities	5,460	5,460

Stockholders' Equity (Deficit)
Subscriptions receivable	-	(200)
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 70,000,000 shares authorized, 2,609,600 and 2,475,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	2,610	2,487
Additional paid in capital	28,700	16,538
Deficit accumulated during the development stage	(27,409)	(20,827)
Total stockholders' equity (deficit)	3,901	(2,002)

Total liabilities and stockholders' equity (deficit)	$9,361	$3,458

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Statements of Operations (Unaudited)

			For the period from October 16, 2007 (inception) to March 31, 2009

	Three months ended March 31,
	2009	2008

Revenue	$-	$-	$-

Expenses
General and administrative	(18)	10	449
Travel	-	800	1,300
Professional fees	6,600	4,710	25,660
Total expenses	6,582	5,520	27,409

Net loss	$(6,582)	$(5,520)	$(27,409)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	2,554,496	2,350,000

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)
			For the period of October 16, 2007 (inception) to March 31, 2009

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(6,582)	$(5,520)	$(27,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	12,000	-	12,000
Changes in operating assets and liabilities:
Prepaid expenses	(9,000)		(9,000)
Accounts payable	-	1,950	2,700
Net cash used in operating activities	(3,582)	(3,570)	(21,709)

Net cash used in investing activities	-		-

Cash flows from financing activities
Bank overdraft	-	16	-
Loan from shareholder	-	2,704	2,760
Proceeds from sale of stock	485		19,310
Net cash provided by financing activities	485	2,720	22,070

Net change in cash	(3,097)	(850)	361

Cash at beginning of period	3,458	850	-

Cash at end of period	$361	$-	$361

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 120,000 shares of common stock for professional services	$12,000	$-	$12,000

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

 March 31, 2009 and 2008

Note 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2009 and December 31, 2008.

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

RHINO PRODUCTIONS, INC.

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

March 31, 2009 and 2008

Note 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Share Based Expenses

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment.”  This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”  This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

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

March 31, 2009 and 2008

Note 3 – Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001.  On October 23, 2007, the Company authorized the issuance of 2,350,000 shares of its $0.001 par value common stock in consideration of $5,350 in cash.

On February 2, 2008, the Company filed with the Securities and Exchange Commission a Form SB-2 Registration Statement for the registration of 750,000 shares of $0.001 par value common stock to be offered at $0.10 per share. It was deemed effective on March 14, 2008. As of March 31, 2009 and December 31, 2008, 259,600 and 136,750 shares have been sold to the public for a cash consideration of $13,960 and 13,475, respectively. As of March 31, 2009 and December 31, 2008, subscription receivable was $0 and $200, respectively

In February 2009, as part of the Corporate Finance and Regulatory Advisory Services Agreement (“Agreement”) with Genesis Corporate Development, LLC, the Company issued 120,000 share of stock at $0.10 per share in exchange for services.  The services are to be rendered throughout the year with invoices offsetting the $12,000 valuation of the shares.

Note 4 – Related Party Transactions

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

The officer of the Company has advanced $2,760 for organizational expenses and professional fees as of March 31, 2009 and December 31, 2008. The loan is non-interest bearing and due on demand. No demand has been made on the loan.

Note 5 – Commitments and Contingencies

In February 2009, the Company entered into the Corporate Finance and Regulatory Advisory Services Agreement (“Agreement”) with Genesis Corporate Development, LLC to provide services related to the compliance requirements with the Security and Exchange Commission.  As of March 31, 2009, the Company had incurred $6,600 in expense under the Agreement, receiving $3,600 in cash and offsetting prepaid expenses by $3,000.

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

Plan of Operation

As of March 31, 2009, we have $361 of cash available. In the previous report, we incorrectly recorded a subscription in progress when in fact the $12,000 so recorded in the books and record should have been recorded as expenses. This amended filing corrected this error. We have current liabilities of  $5,460 which adjusted the previous report which stated our current liabilities to be $9,460. From the date of inception (October 16, 2007) to June 30, 2009 the Company has recorded a net loss of $27,409 . The loss reported in the prior report was $6,600, but the correct loss at the time of this report is $6,582.. These were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

The Company filed a registration statement on Form S-1 on February 1, 2008, which was deemed effective on March 14, 2008. Since this time the Company has sold 259,600 shares of common stock to the public with total proceeds raised of $25,960. These proceeds have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934 as amended.

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

As of March 31, 2009 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Rhino Productions, Inc.

Date: November 23, 2009	By:	/s/Ronald G. Brigham
Ronald G. Brigham
Chief Financial Officer, Treasurer and Secretary principal financial and accounting officer

Date: November 23, 2009	By:	/s/Ronald G. Brigham
Ronald G. Brigham
President and Chief Executive Officer