Form 10-Q/A
period 2009-06-30
Rhino Productions, Inc.
filed 2009-11-23
CIK 1423723

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

AMENDMENT REFLECTS THE CHANGES IN THE TREATMENT OF ISSUANCE OF COMMON STOCK INSTEAD OF PAYMENT FOR SERVICES RENDERED. THIS AMENDMENT WAS BROUGHT ABOUT BECAUSE OF THE MARCH 31, 2009 AMENDMENT.

RHINO PRODUCTIONS, INC.

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements Prepared by the Company

RHINO PRODUCTIONS, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

June 30, 2009 and 2008

RHINO PRODUCTIONS, INC
(A Development Stage Enterprise)
Balance Sheets
	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS

Current assets
Cash	$1	$3,458
	5,500	-
Total current assets	5,501	3,458

Total assets	$5,501	$3,458

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$9,525	$2,700
Loan from shareholder	5,010	3,760

Total current liabilities	14,535	6,460

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 70,000,000 shares authorized, 2,609,600 and 2,475,000 shares issued and outstanding at June 30, 2009 and December 31, 2008	2,610	2,475
Additional paid in capital	28,700	15,350
Deficit accumulated during the development stage	(40,344)	(20,827)
Total stockholders' deficit	(9,034)	(3,002)

Total liabilities and stockholders' deficit	$5,501	$3,458

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC
(A Development Stage Enterprise)
Statements of Operations (Unaudited)
					For the period from October 26, 2007 (inception) to June 30, 2009

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenue	$-	$-	$-	$-	$-

Expenses
General and administrative	-	30	(18)	40	449
Travel	360	-	360	800	1,660
Professional fees	12,575	-	19,175	4,710	38,235
Total expenses	12,935	30	19,517	5,550	40,344

Net loss	$(12,935)	$(30)	$(19,517)	$(5,550)	$(40,344)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	2,609,600	2,361,189	2,582,200	2,355,594

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)
			For the period of October 16, 2007 (inception) to June 30, 2009

	Six months ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(19,517)	$(5,500)	$(40,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	12,000	-	12,000
Changes in operating assets and liabilities:
Prepaid expenses	(5,500)	-	(5,500)
Accounts payable	6,825	1,950	9,525
Net cash used in operating activities	(6,192)	(3,600)	(24,319)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from shareholder loan	1,250	2,760	5,010
Proceeds from sale of stock	1,485	5,300	19,310
Net cash provided by financing activities	2,735	8,060	24,320

Net (decrease) increase in cash	(3,457)	4,460	1

Cash at beginning of period	3,458	850	-

Cash at end of period	$1	$5,310	$1

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 120,000 shares of common stock for professional services	$12,000	$-	$12,000

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

 June 30, 2009 and 2008

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

Note 2 – Significant Accounting Policies

Summary of New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. FSP107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted FSP 107-1 in the second quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In April 2009, the FASB issued FASB Staff Positions 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted FSP 115-2 and 124-2 in the second quarter of 2009. FSP 115-2 and 124-2 did not have a material impact on the financial statements.

RHINO PRODUCTIONS, INC.

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

June 30, 2009 and 2008

Note 2 – Significant Accounting Policies (continued)

In April 2009, the FASB issued FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP 157-4 in the second quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

RHINO PRODUCTIONS, INC.

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

June 30, 2009 and 2008

Note 2 – Significant Accounting Policies (continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending January 3, 2010. This will not have an impact on the consolidated results of the Company.

Note 3 – Going Concern

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

Note 4 – Stockholders’ Equity

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

June 30, 2009 and 2008

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

The officer of the Company has advanced $5,010 and $2,760 for organizational expenses and professional fees as of June 30, 2009 and December 31, 2008, respectively. The loan is non-interest bearing and due on demand. No demand has been made on the loan.

Note 6 – Commitments and Contingencies

In February 2009, the Company entered into the Corporate Finance and Regulatory Advisory Services Agreement (“Agreement”) with Genesis Corporate Development, LLC to provide services related to the compliance requirements with the Security and Exchange Commission.  As of June 30, 2009, the Company had incurred $10,100 in expense under the Agreement, receiving $3,600 in cash and offsetting prepaid expenses by $6,500.

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

Plan of Operation

As of June 30, 2009, we have $1 of cash available. In the previous report, we incorrectly recorded a subscription in progress when in fact the $12,000 so recorded in the books and record should have been recorded as expenses. This amended filing corrected this error. We have current liabilities of  $14,535which adjusted the previous report which stated our current liabilities to be $9,034. From the date of inception (October 16, 2007) to June 30, 2009 the Company has recorded a net loss of $40,344 . The loss reported in the prior report was $9,034. These were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

As of June 30, 2009 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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