Form 10-Q
period 2009-09-30
Rhino Productions, Inc.
filed 2009-11-23
CIK 1423723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

2,545,000 shares of Common Stock, par value $0.001, were outstanding on November 23, 2008.

RHINO PRODUCTIONS, INC.

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements.

RHINO PRODUCTIONS, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

September 30, 2009 and 2008

RHINO PRODUCTIONS, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

September 30, 2009 and 2008

CONTENTS

Page(s)
Balance Sheets as of September 30, 2009 and December 31, 2008	5

Statements of Operations for the three and nine months ended September 30, 2009 and 2008 and the period of October 16, 2007 (Inception) to September 30, 2009	6

Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and the period of October 16, 2007 (Inception) to September 30, 2009	7

Notes to the Unaudited Financial Statements	8

RHINO PRODUCTIONS, INC
(A Development Stage Enterprise)
Balance Sheets
	September 30, 2009	December 31, 2008

	(unaudited)
ASSETS
Current assets
Cash	$1	$3,458
Prepaid expenses	5,500	-
Total current assets	5,501	3,458

Total assets	$5,501	$3,458

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$13,075	$2,700
Loan from shareholder	5,260	3,760
Total current liabilities	18,335	6,460

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 70,000,000 shares authorized, 2,609,600 and 2,486,750 shares issued and outstanding at September 30, 2009 and December 31, 2008	2,610	2,475
Additional paid in capital	28,700	15,350
Deficit accumulated during the development stage	(44,144)	(20,827)
Total stockholders' deficit	(12,834)	(3,002)

Total liabilities and stockholders' deficit	$5,501	$3,458

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC
(A Development Stage Enterprise)
Statements of Operations (Unaudited)
					For the period from October 26, 2007 (inception) to September 30, 2009

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenue	$-	$-	$-	$-	$-

Expenses
General and administrative	-	100	(18)	140	449
Travel	-	500	360	1,300	1,660
Professional fees	3,800	5,000	22,975	9,710	42,035
Total expenses	3,800	5,600	23,317	11,150	44,144

Net loss	$(3,800)	$(5,600)	$(23,317)	$(11,150)	$(44,144)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	2,609,600	2,413,147	2,591,434	2,375,071

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)
			For the period of October 16, 2007 (inception) to September 30, 2009
	Nine months ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(23,317)	$(11,150)	$(44,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	12,000	-	12,000
Changes in operating assets and liabilities:
Prepaid expenses	(5,500)	-	(5,500)
Accounts payable	10,375	1,950	13,075
Net cash used in operating activities	(6,442)	(9,200)	(24,569)

Net cash used in investing activities	-		-

Cash flows from financing activities
Proceeds from shareholder loan	1,500	2,760	5,260
Proceeds from sale of stock	1,485	6,525	19,310
Net cash provided by financing activities	2,985	9,285	24,570

Net (decrease) increase in cash	(3,457)	85	1

Cash at beginning of period	3,458	850	-

Cash at end of period	$1	$935	$1

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 120,000 shares of common stock for professional services	$12,000	$-	$12,000

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

 September 30, 2009 and 2008

Note 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements as reported in Form 10-K/A.  The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results for the full year.

Note 2 – Significant Accounting Policies

Recent Accounting Pronouncements

Recently Implemented Standards

ASC 105, Generally Accepted Accounting Principles ("ASC 105") (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

RHINO PRODUCTIONS, INC.

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

September 30, 2009 and 2008

Note 2 – Significant Accounting Policies (continued)

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

Recently Issued Standards

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

RHINO PRODUCTIONS, INC.

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

September 30, 2009 and 2008

Note 2 – Significant Accounting Policies (continued)

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

RHINO PRODUCTIONS, INC.

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

September 30, 2009 and 2008

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

September 30, 2009 and 2008

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

The officer of the Company has advanced $5,260 and $2,760 for organizational expenses and professional fees as of September 30, 2009 and December 31, 2008, respectively. The loan is non-interest bearing and due on demand. No demand has been made on the loan.

Note 6 – Commitments and Contingencies

In February 2009, the Company entered into the Corporate Finance and Regulatory Advisory Services Agreement (“Agreement”) with Genesis Corporate Development, LLC to provide services related to the compliance requirements with the Security and Exchange Commission.  As of September 30, 2009, the Company had incurred $10,100 in expense under the Agreement, receiving $3,600 in cash and offsetting prepaid expenses by $6,500.

On July 28, 2009, the President and majority shareholder agreed to sell an 82.4% majority interest in the Company.  The change of control in the Company is expected in the fourth quarter 2009.

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

Plan of Operation

As of September 30, 2009, we have $1 of cash available. We have current liabilities of $18,335. From the date of inception (October 16, 2007) to September 30, 2009 the Company has recorded a net loss of $44,144 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

In addition, management was successful in obtaining a quotation for its common stock on the Over the Counter Bulletin Board (“OTCBB”) under the symbol RNPR. Management believes having its common stock quoted on the OTCBB will provide it increased opportunity to raise additional capital for its proposed business development. To date there has been no public trades for the Company’s common stock. There can be no guarantee or assurance that a public market will ever exist for the common stock. Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

The controlling shareholder of the Company received an offer from an unaffiliated individual to acquire the restricted shares of the Company's common stock for a total purchase price Two Hundred Twenty Five Thousand ($225,000) Dollars. The Board of Directors and the controlling shareholder have accepted the offer. As of the date of this report, the transaction has not been concluded and no change of control has taken place.

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