Form 10-K
period 2009-12-31
Rhino Productions, Inc.
filed 2010-05-03
CIK 1423723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Commission File Number: 001-34210
_______________________________

RHINO PRODUCTIONS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	33-1176182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Number 01 Commercial Street
Kuntai International Center
Chaowai Road, Chaoyang District
Beijing, People’s Republic of China 100020

(Address of principal executive offices, including zip code)

(212) 561-3604
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2009, the number of outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 447,600 shares. However, since there was no trading market for the common stock on that date, it is impracticable to ascertain the aggregate market value of those shares as of that date.

As of March 25, 2010, we had outstanding 3,809,600 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

INDEX
RHINO PRODUCITONS, INC.

Index

PART I

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2010. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

General

Rhino Productions, Inc. was incorporated in the state of Nevada on October 16, 2007. Following our formation, our principal business objective was to provide cost effective, high quality coffee and wine products, accessories and related equipment for the discriminating consumer, at convenient locations to the discerning gourmet, the general public and all levels of consumers eager to expand their interest in fine coffee and wine.

We are a development stage company that has not generated any revenue from operations since inception. We are a “shell company” (as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”).

Our Proposed Business Activities

We intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. Our objectives discussed below are extremely general and are not intended to restrict our discretion. This discussion of the proposed business is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

We have no particular acquisition in mind and have not entered into any negotiations regarding such an acquisition. Neither our officers nor any affiliate has engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or merger between our company and such other company. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

Index

We believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include the following: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the marketplace; (iii) ease of borrowing from financial institutions; (iv) improved stock trading efficiency; (v) shareholder liquidity; (vi) greater ease in subsequently raising capital; (vii) compensation of key employees through stock options; (viii) enhanced corporate image; and (ix) a presence in the United States capital market. We have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Target companies interested in a business combination with our company may include the following: (i) a company for whom a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses; (ii) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (iii) a company which desires to become public with less dilution of its common stock than would occur upon an underwriting; (iv) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (v) a foreign company which may wish an initial entry into the United States securities market; or (vi) a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

We anticipate seeking out a target business through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Such persons will have no relationship to our management.

The analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors, none of whom is a business analyst. Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity's management and personnel, assets, the anticipated acceptability of products or marketing concepts, the merit of a proposed business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors: (i) potential for growth, indicated by new technology, anticipated market expansion or new products; (ii) competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole; (iii) strength and diversity of management, either in place or scheduled for recruitment; (iv) capital requirements and anticipated availability of required funds, to be provided by our company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; (v) the cost of participation by our company as compared to the perceived tangible and intangible values and potentials; (vi) the extent to which the business opportunity can be advanced; and (vii) the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present management and shareholders of the company will no longer be in control of the company. In addition, our officers and directors, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our shareholders.

Index

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on that market.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants.

We are presently subject to all of the reporting requirements of the Exchange Act, including our obligation to file audited financial statements of any target business we may acquire as part of our Form 8-K to be filed with the Securities and Exchange Commission (the “SEC”) upon consummation of a merger or acquisition. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

Our company, based on our proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), we are considered a "shell company," because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Competition

We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of our limited financial resources and limited management availability, we may be at a competitive disadvantage compared to our competitors.

Index

Employees

We presently have no employees apart from Ya Kun Song, our sole officer and director. Ya Kun Song is engaged in outside business activities and anticipates that she will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

We intend to hire additional management and other support personnel when we have reached a point in our proposed growth that would allow for such employment. In the interim, we will rely upon consultants to assist us in identifying and investigating acquisition opportunities.

ITEM 1A	RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you may lose all or part of your investment in our company.

We are a development stage company and may never be able to effectuate our business plan.

As a development stage company we may not be able to successfully effectuate our business plan. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

We require financing to acquire businesses and implement our business plan.

We may require financing to acquire businesses and to implement our business plan. We cannot assure you that we will be successful in obtaining financing or acquiring businesses, or in operating those acquired businesses in a profitable manner.

We expect losses in the future because we have no revenue.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with operating our company. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

Since inception, we have had no revenues and incurred a cumulative net loss of $(55,883) through December 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

Index

We do not have any agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Our future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. In the event we complete a business combination the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. We cannot assure you that we will identify a target company and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We have not conducted market research to identify business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, Ya Kun Song, our sole officer and director, anticipates devoting very limited time to our affairs in total. Ms. Song has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

Index

We are dependent on the services of Ya Kun Song, our sole officer and director, to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition opportunities. The loss of the services of Ya Kun Song could have a substantial adverse effect on us.

The expansion of our business will be largely contingent on our ability to retain Ya Kun Song, our sole officer and director, upon whom we will rely to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition candidates and to attract and retain highly qualified corporate and operations level management team. The loss of the services of Ya Kun Song could have a substantial adverse effect on us.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. Compliance with Section 404 requires that we strengthen, assess and test our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that the measures we undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Bulletin Board, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Index

Since our principal stockholder beneficially owns a majority of our outstanding of common stock, and together with two other stockholders in the aggregate own beneficially over 90% of our outstanding shares, you will not have the ability to determine the outcome of matters requiring stockholder approval, including the acquisition of a target business.

Our principal stockholder, which is controlled by our sole officer and director, owns 52.50% of the outstanding shares of our common stock, and two other stockholders beneficially own in the aggregate an additional 38% of our outstanding shares of common stock. As a result, you will not have the ability to determine the outcome of matters requiring the approval of stockholders, including: (a) election of our board of directors; (b) removal of any of our directors; (c) amendments to our Articles of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions, including the acquisition of a target business.

Trading in our shares of common stock is limited, and will not improve unless we become profitable and secure more active market makers.

There is a limited trading market for our common stock. There can be no assurance that a regular trading market for our securities will continue to develop or that it will be sustained. The trading price of our securities could be subject to wide fluctuations, in response to announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities. Such risks could have an adverse affect on the stock's future liquidity.

Under our Articles of Incorporation, our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders and with the ability to adversely affect stockholder voting power and perpetuate the board's control over the Company.

Our Board of Directors by resolution may authorize the issuance of up to 5,000,000 shares of preferred stock in one or more series with such limitations and restrictions as it may determine, in its sole discretion, with no further authorization by security holders required for the issuance of such shares. The Board may determine the specific terms of the preferred stock, including: designations; preferences; conversions rights; cumulative, relative; participating; and optional or other rights, including: voting rights; qualifications; limitations; or restrictions of the preferred stock.

The issuance of preferred stock may adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of our company or make removal of management more difficult. As a result, the Board of Directors' ability to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect the market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

We may, in the future, issue additional shares of common stock, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 70 million shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Index

Our common stock is subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our common stock, our shareholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell them. We cannot assure you that you will be able to sell shares when you desire to do so.

ITEM 2	PROPERTIES.

We do not own any real property. Our mailing address is Number 01 Commercial Street, Kuntai International Center, Chaowai Road , Chaoyang District, Beijing, People’s Republic of China 100020.

ITEM 3	LEGAL PROCEEDINGS.

There are no pending legal proceedings to which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

Index

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol "RNPR.OB." However, given the limited number of record holders and the fact that we are a "shell company" (as defined in Rule 12b-2 under the Exchange Act), trading has been limited and quotations sporadic.

Record Holders

On March 25, 2010 we had 38 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Sales of Unregistered Securities

In October 2009, we issued 1,200,000 shares of common stock to a shareholder in satisfaction of advances of $21,885. The issuance was exempt from the registration requirements of the Securities Act under Section 4(2) thereof.

Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our stockholders during our fiscal quarter ended December 31, 2009.

ITEM 6	SELECTED FINANCIAL DATA.

This item does not apply to small reporting companies.

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, and Section 27A of the Securities Act, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Risk Factors " and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof.

Introduction

We were incorporated under Nevada law on October 12, 2007. Following our formation, our principal business objective was to provide cost effective, high quality coffee and wine products, accessories and related equipment for the discriminating consumer, at convenient locations to the discerning gourmet, the general public and all levels of consumers eager to expand their interest in fine coffee and wine.

Index

We are a development stage company that has not generated any revenue from operations since inception. We are a “shell company” (as that term is defined in Rule 12b-2 under the Exchange Act).

Plan of Operations

We will attempt to acquire other assets or business operations that will maximize shareholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

We expect that we will need to raise funds in order to effectuate our business plan. We will seek to establish or acquire businesses or assets with funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available to us. We may seek to raise the required capital by other means. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company. In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

We have had no revenues from inception through December 31, 2009. We had a cumulative net loss from inception through December 31, 2008 of $(20,827), and a cumulative net loss from inception through December 31, 2009 of $(55,883). The significant increase in the cumulative net loss through December 31, 2009 as compared to December 31, 2008, was attributable to professional expenses of $34,714 in 2009, as compared to $14,560 in 2008. We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholder, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

Financial Condition

Our auditor's going concern opinion for prior years ended and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets nor do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern.

Since we have had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, we will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity and consummate such a business combination.

We are dependent upon our principal stockholder and officer to meet any de minimis costs that we may incur.

Liquidity and Capital Resources

As of December 31, 2009, we had a stockholders’ deficit of $(2,688), as compared to $(2,002) as of December 31, 2008.

Index

A stockholder of the Company advanced funds totaling $19,125 and $2,760 during 2009 and 2008, respectively, for expenses of the Company, in exchange for which he received 1,200,000 shares in October 2009.

The capital requirements relating to the acquisition of a operating business may be significant.

Management plans to rely on the proceeds from a debt or equity financing and the sale of shares held by it to finance its ongoing operations. During 2010, we intend to continue to seek additional capital in order to meet our cash flow and working capital. There is no assurance that we will be successful in achieving any such financing or raise sufficient capital to fund our operations and further development. We cannot assure you that financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing significant additional capital in the near future, we will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse affect on our business, results of operations and financial condition.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States, and make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and other assumptions that we believe are reasonable in the circumstances. Actual results may differ from these estimates.

The following critical accounting policies affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

Our financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of our financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. Our financial statements do not include any adjustments to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Going Concern

The nature of our financial status makes us lack the characteristics of a going concern. This is because the company, due to its financial condition, may have to seek loans or the sale of its securities to raise cash to meet its cash needs. We have no revenue and no cash. The level of current operations does not sustain our expenses and we have no commitments for obtaining additional capital. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

Recent Accounting Pronouncements

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

Index

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

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

Index

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

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item does not apply to small reporting companies.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements appear beginning on page F-1, immediately following the signature page of this report.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T)	CONTROLS AND PROCEDURES.

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

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ya Kun Song. Based on her evaluation of our disclosure controls and procedures, she concluded that during the period covered by this report, such disclosure controls and procedures were not effective. This was due to our status as a shell company and our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

Index

We plan to designate individuals responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Our management, which assumed control of our company in December 2009 following the acquisition of a controlling interest by Vast Glory Holdings Limited, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer, Ya Kun Song, concluded that our internal controls over financial reporting were not effective as of December 31, 2009. In particular, our controls over financial reporting were not effective in the specific areas described in the “Evaluation of Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2009 our Chief Executive Officer/Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

• Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Not having such policies and procedures in place amounts to a material weakness in the Company’s internal controls over its financial reporting processes.

• Representative with Financial Expertise — For the year ended December 31, 2009, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Our chief executive officer also serves as our chief financial officer. All of our financial reporting is carried out by one individual, and we do not have an audit committee. Our board of directors consists of one individual, who serves as our chief executive officer and chief financial officer. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

Index

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

• Segregation of Duties — Management has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes due to limiting staffing. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

•
Rhino Productions will create and refine a structure in which critical accounting policies and estimates are identified and, together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. We also intend to develop, implement and document policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process.

•
As soon as our finances allow, Rhino Productions will hire a Chief Financial Officer who will be sufficiently versed in public company accounting to implement appropriate procedures for timely and accurate disclosures.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION. None

Index

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Ya Kun Song, age 46, is our sole director and officer. She serves as our Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer. Ya Kun Song has been President of Heng Heng Yuan Investment Company since 2005.

All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified, or their earlier death, resignation or removal. All officers are appointed annually by the board of directors and, subject to any existing employment agreement, serve at the discretion of the board. Currently, directors receive no compensation.

We do not have audit, nominating or compensation committees. We have only one director who also is our President, and therefore is not "independent" within the meaning of Rule 10A-3 under the Exchange Act. We intend to initiate a search of suitable candidates to expand the size of, and include "independent" individuals on, our Board and adopt an ethics policy. At this time, given our limited activities and since our common stock is quoted on the OTC Bulletin Board, the Board has no plans or need to establish an audit committee with a financial expert or a compensation committee to determine guidelines for determining the compensation of its executive officers or directors, who currently serve without compensation. For similar reasons, we have not adopted a written policy for considering recommendations from shareholders for candidates to serve as directors or with respect to communications from shareholders. We are seeking independent board members. We have not yet retained independent board members to form an audit committee.

Ya Kun Song, our sole director, does not satisfy the criteria of an "Audit Committee Financial Expert."

Conflicts of Interest

Ya Kun Song, our sole director and officer, is associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in her acting as an officer and director of our company. Insofar as Ya Kun Song is engaged in other business activities, we anticipate that she will devote only a minor amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies which may be engaged in business activities similar to those conducted by us. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on our behalf or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. We do not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to our proposed business operations.

Our officers and directors are, so long as they are officers or directors of our company, subject to the restriction that all opportunities contemplated by our plan of operations which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director.

We have not adopted any other conflict of interest policy with respect to such transactions.

Index

Compensation of Directors

During the fiscal year ended December 31, 2009, we did not pay or accrue for any individual serving as a member of our Board of Directors, and our directors did not earn, any fees for serving as a member of our Board of Directors. The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2009.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)

Ya Kun Song (1)	None	None	None	None	None	None	None

Ronald G. Brigham (2)	None	None	None	None	None	None	None
____
(1)	Ya Kun Song has been our sole director since December 9, 2009.
(2)	Ronald G. Brigham served as our sole director until December 9, 2009.

Corporate Governance

We do not have audit, nominating or compensation committees. We have only one director who also is our President, and therefore is not "independent" within the meaning of Rule 10A-3 under the Exchange Act. We intend to initiate a search of suitable candidates to expand the size of, and include "independent" individuals on, our Board and adopt an ethics policy. At this time, given our limited activities and since our common stock is quoted on the OTC Bulletin Board, the Board has no plans or need to establish an audit committee with a financial expert or a compensation committee to determine guidelines for determining the compensation of its executive officers or directors, who currently serve without compensation. For similar reasons, we have not adopted a written policy for considering recommendations from shareholders for candidates to serve as directors or with respect to communications from shareholders.

Ya Kun Song,, our sole director, does not satisfy the criteria of an "Audit Committee Financial Expert."

Compliance with Section 16(a) of the Exchange Act
Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the SEC concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

Based on a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during 2009 all of our officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements, except that the Forms 3 filed by Ya Kun Song, Vast Glory Holdings Limited, Sage Explorer Holding Limited and Rui Mai were filed nine days late and the Form 3 filed by Chun Ying Cui was filed 11 days late.

ITEM 11	EXECUTIVE COMPENSATION.

Since inception, we have not paid or accrued any compensation for our chief executive officer or any other executive officer and we have not entered into an employment or consulting agreement with any of our directors or executive officers. We have not granted any equity-based compensation, awards or stock options to our chief executive officer or any other executive officer. We do not have any retirement, pension, profit sharing or stock option plans or insurance or medical reimbursement plans covering our officers and directors. No value has been assigned to any of the services performed by our officers (employees) and no compensation will be awarded to, earned by, or paid to these officers.

Index

We have not granted any equity-based compensation, awards or stock options to our chief executive officer or any other executive officer.

Summary Compensation Table

The following table sets forth information concerning the compensation paid or earned for the periods indicated for services rendered to our company in all capacities by, the individuals who served as our chief executive officer during the fiscal year ended December 31, 2009.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total (j)
Ya Kun Song(1)	2009	0	0	0	0	0	0	0	0

Ronald G. Brigham(2)	2009	0	0	0	0	0	0	0	0

	2008	0	0	0	0	0	0	0	0
_____
(1)	Ya Kun Song has been our President, Chief Executive and Financial Officer and a Director since December 9, 2009.
(2)	Ronald G. Brigham was our chief executive officer and sole director until December 9, 2009.

Stock Options
Neither Ya Kun Song nor Ronald G. Brigham was granted any stock options or received any other equity award during 2009 or hold any outstanding options to purchase shares of our common stock as of December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Change in Control.

On December 9, 2009, Vast Glory Holdings Limited ("Purchaser") purchased from Ronald G. Brigham 2,000,000 shares of the outstanding common stock of the Company, for $132,000 (the "Stock Transaction"). The purchased shares constituted 52.5% of the 3,809,600 issued and outstanding shares of the Company's common stock, resulting in a change in the controlling interest of the Company.

Prior to the Stock Transaction, Ronald Brigham held an aggregate of 2,150,000 shares of the Company's common stock, representing collectively approximately 56.4% of the Company's 3,809,600 issued and outstanding shares of common stock.

The source of the funds with which Purchaser purchased such shares was working capital.

Index

Security Ownership.

The following table sets forth, as of March 15, 2010, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii)each officer and director of our company, and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this report have been exercised. Except as noted below, each person has sole voting and investment power. As of March 15, 2010, we had outstanding 3,809,600. The address of each of the persons listed below is Number 01 Commercial Street, Kuntai International Center, Chaowai Road , Chaoyang District, Beijing, People’s Republic of China 100020.

Name and address of beneficial owner	Amount and Nature of beneficial ownership	Percent of class*

Owners of More than 5%:

Vast Glory Holdings Limited	2,000,000	52.50%
Sage Explorer Holding Limited	1,000,000	26.25%
Rui Mai (1)	1,000,000	26.25%
Chun Ying Cui	450,000	11.81%

Directors and officers:
Ya Kun Song (2)	2,000,000	52.50%
All directors and officers as a group	2,000,000	52.50%
_____
(1)	Rui Mai is the president and sole shareholder of Sage Explorer Holding Limited and has sole voting and dispositive power with respective to the shares owned by Sage Explorer Holding Limited.
(2)	Ya Kun Song is the president and sole shareholder of Vast Glory Holdings Limited and has sole voting and dispositive power with respective to the shares owned by Vast Glory Holdings Limited.

Index

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2009.

(c)
Number of securities
	(a)		remaining available
	Number of	(b)	for future issuance
	securities to be	Weighted-average	under equity
	issued upon	exercise price of	compensation
	exercise of	outstanding options	plans (excluding
	outstanding	under equity	securities reflected in
Plan Category	options	compensation plans	column (a))

Equity compensation
plan approved by
security holders	None	--	None

Equity compensation
plans not approved by
security holders	None	--	None

Total	None	--	None

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There have not been any transactions required to be reported under this item since January 1, 2008.

Director Independence

Ya Kun Song , our President, Chief Executive and Financial Officer, is our sole director, and therefore is not "independent", as that term is defined by Rule 10A-3 under the Exchange Act.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by Kyle L Tingle, CPA, LLC for professional services rendered for the fiscal years ended December 31, 2008 and 2009, respectively:

	Fiscal year ended December 31,
	2008	2009

Audit Fees	$2,250	$15,025
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit
Fees".

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees. Consists of fees for product and services other than the services reported above.

Index

Board of Directors' Pre-Approval Policies

Our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Our Board of Directors has reviewed and discussed with Kyle L Tingle, CPA, LLC our audited financial statements contained in our Annual Report on Form 10-K for the 2009 fiscal year. The Board of Directors also has discussed with Kyle L Tingle , CPA, LLC the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from Kyle L Tingle , CPA, LLC required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Kyle L Tingle its independence from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2009 fiscal year for filing with the SEC.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements Period Ended 12/31/2009

2.	Financial Statement Schedules.
All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

Index

3.	Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT
NUMBER	DESCRIPTION

3.1
Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1/A (Amendment No. 1), filed and declared effective on March 14, 2008.

3.2	By-Laws are incorporated herein by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1/A (Amendment No. 1), filed and declared effective on March 14, 2008.

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14 or RULE 15d-14 of SECURITIES EXCHANGE ACT OF 1934.

32.1	CERTIFICATION PURSUANT TO SECTION 906 of SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350).

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINO PRODUCTIONS, INC.

Date: May 3, 2010	By:	/s/ Ya Kun Song
Ya Kun Song President Chief Executive Officer Chief Financial Officer (Principal Executive and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 3, 2010.

Signature	Title

President, Chief Executive Officer, Chief Financial
/s/ Ya Kun Song	Officer, and a Director (Principal Executive and
Ya Kun Song	Financial Officer)

RHINO PRODUCTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Financial Statements
December 31, 2009 and 2008

RHINO PRODUCTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Financial Statements
December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Rhino Productions, Inc.

We have audited the accompanying balance sheets of Rhino Productions, Inc. (A Development Stage Enterprise) as of December 31, 2009 and 2008 the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period October 16, 2007 (inception) through December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rhino Productions, Inc. (A Development Stage Enterprise) as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended and the period October 16, 2007 (inception) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

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

/s/ Kyle L. Tingle, CPA, LLC

Kyle L. Tingle, CPA, LLC

April 21, 2010
Las Vegas, Nevada

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Balance Sheets

	December 31,
	2009	2008
ASSETS
Current assets
Cash	$1	$3,458
Total current assets	1	3,458

Total assets	$1	$3,458

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$2,689	$2,700
Shareholder loan	-	2,760
Total current liabilities	2,689	5,460

Stockholders' Deficit
Subscription receivable	-	(200)
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 70,000,000 shares authorized, 3,809,600 and 2,486,750 shares issued and outstanding at December 31, 2009 and 2008	3,810	2,487
Additional paid in capital	49,385	16,538
Deficit accumulated during the development stage	(55,883)	(20,827)
Total stockholders' deficit	(2,688)	(2,002)

Total liabilities and stockholders' deficit	$1	$3,458

See accompanying notes to financial statements.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Statements of Operations
			For the period from October 16, 2007 (inception) to December 31, 2009

	Year ended December 31,
	2009	2008

Revenue	$-	$-	$-

Expenses
General and administrative	342	1,467	2,109
Professional fees	34,714	14,560	53,774
Total expenses	35,056	16,027	55,883

Net loss	$(35,056)	$(16,027)	$(55,883)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average shares outstanding	2,671,629	2,391,868

See accompanying notes to financial statements.

RHINO PRODUCTIONS, INC
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity (Deficit)
For the Period of October 16, 2007 (Inception) to December 31, 2009

	Common Stock		Additional Paid-In	Subscriptions	Accumulated
	Shares	Amount	Capital	receivable	Deficit	Total
Balance, October 16, 2007 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash	2,350,000	2,350	3,000	-	-	5,350
Net loss, December 31, 2007	-	-	-	-	(4,800)	(4,800)
Balance, December 31, 2007	2,350,000	2,350	3,000	-	(4,800)	550

Sale of common stock for cash	134,750	135	13,340	-	-	13,475
Issuance of common stock for subscription receivable	2,000	2	198	(200)	-	-
Net loss, December 31, 2008	-	-	-		(16,027)	(16,027)
Balance, December 31, 2008	2,486,750	2,487	16,538	(200)	(20,827)	(2,002)

Collection of subscription receivable	-	-	-	200	-	200
Sale of common stock for cash	2,850	3	282	-	-	285
Issuance of common stock for services	120,000	120	11,880	-	-	12,000
Shareholder’s loan	1,200,000	1,200	20,685	-	-	21,885
Net loss, December 31, 2009	-	-	-	-	(35,056)	(35,056)
Balance, December 31, 2009	3,809,600	$3,810	$49,385	$-	$(55,883)	$(2,688)

See accompanying notes to financial statements.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
			For the period of October 16, 2007 (inception) to December 31, 2009

	Year ended December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(35,056)	$(16,027)	$(55,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	12,000	-	12,000
Changes in operating assets and liabilities:
Accounts payable	(11)	2,400	2,689
Net cash used in operating activities	(23,067)	(13,627)	(41,194)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from shareholder loan	19,125	2,760	21,885
Collection of subscription receivable	200	-	-
Proceeds from sale of stock	285	13,475	19,310
Net cash provided by financing activities	19,610	16,235	41,195

Net (decrease) increase in cash	(3,457)	2,608	1

Cash at beginning of period	3,458	850	-

Cash at end of period	$1	$3,458	$1

Supplemental disclosure of non-cash investing and financing activities:
Conversion of shareholder loan for 1,200,000 common shares	$21,885	$-	$21,885
Common stock issued for professional services	$12,000	$-	$12,000

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2009 and 2008

Note 1 – Nature of Business

Rhino Productions, Inc. (“Company”) was organized October 16, 2007 under the laws of the State of Nevada for purpose of providing cost effective, high quality coffee and wine products, accessories and related equipment.  The Company currently has no operations or realized revenues from its planned principle business purpose and, in accordance with FASB ASC 915 “Development Stage Entities,” is considered a Development Stage Enterprise.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2009 or 2008.

Income taxes

The Company accounts for income taxes under FASB ASC 740 "Income Taxes." Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Share Based Expenses

FASB ASC 718 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock-based payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, and may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity. The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 "Equity - Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2009 and 2008

Note 2 – Significant Accounting Policies (continued)

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2009 and 2008

Note 2 – Significant Accounting Policies (continued)

Recently Implemented Standards (continued)

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The implementation of ASC Update No. 2009-12 did not have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for interim and annual periods beginning after November 15, 2009r. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2009 and 2008

Note 3 – Stockholders’ Equity (Deficit)

Preferred stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001. The Company has no preferred stock issued or outstanding.

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001.  On October 23, 2007, the Company authorized the issuance of 2,350,000 shares of its $0.001 par value common stock in consideration of $5,350 in cash. During the year ended December 31, 2008, the Company issued 134,750 shares of its common stock for $13,475 of cash. Also during the year ended December 31, 2008, the Company issued 2,000 shares of common stock for a $200 subscription receivable which was collected in January 2009. During the year ended December 31, 2009, the Company issued 2,850 shares of common stock for $285 in cash and 120,000 shares of common stock for $12,000 of professional services. In conjunction with a change in control of the Company, the former officer received 1,200,000 shares of common stock in lieu of $21,885 in officer loans advanced to the Company.  The total common shares issued and outstanding at December 31, 2009 and 2008 were 3,809,600 and 2,486,750, respectively.

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2009 or 2008 and since inception. As of December 31, 2009 and 2008 and since inception, the Company had no dilutive potential common shares.

Note 4 – Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended December 31, 2009 and 2008, or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. All tax returns have been appropriately filed by the Company.

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
-

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2009 and 2008

Note 4 – Income Taxes (continued)

Net deferred tax assets consist of the following:

	2009	2008
Net operating loss carry forward	$19,559	$5,609
Valuation allowance	(19,559)	(5,609)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2009	2008	Since Inception
Tax at statutory rate (35%)	$12,270	$5,609	$19,559
Increase in valuation allowance	(12,270)	(5,609)	(19,559)
Net deferred tax asset	$-	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2009 or 2008.

The net federal operating loss carry forward will expire from 2027 through 2029. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

The Company has received loans from a shareholder totaling $21,885 since inception. Of this amount, $19,125 and $2,760 was received during the years ended December 31, 2009 and 2008, respectively. The shareholder received 1,200,000 shares of common stock in satisfaction of the officer loans. The loan bore a 0% interest rate during the period it was due. Imputed interest has been considered but was determined to be immaterial to the financial statements.

Note 6 – Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 7 – Subsequent Events

The Company has evaluated subsequent events through April 21, 2010 and determined there are no events to disclose.