Form 10-Q
period 2010-03-31
Rhino Productions, Inc.
filed 2010-05-24
CIK 1423723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 001-34210

RHINO PRODUCTIONS, INC.
(Exact Name of Issuer as Specified in its Charter)

NEVADA	42-1743094
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Chaowai Street. Yi 12.
Kuntai Center Commercial Street 01 Chaoyang District. Beijing China	100020
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: 212 561-3604

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

At May 10, 2010, we had outstanding 3,809,600 shares of common stock.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets
Cash	$1	$1
Total current assets	1	1

Total assets	$1	$1

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$4,980	$2,689
Total current liabilities	4,980	2,689

Stockholders' deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 70,000,000 shares authorized, 3,809,600 issued and outstanding at March 31, 2010 and December 31, 2009	3,810	3,810
Additional paid-in capital	51,094	49,385
Deficit accumulated during the development stage	(59,883)	(55,883)
Total stockholders' deficit	(4,979)	(2,688)

Total liabilities and stockholders' deficit	$1	$1

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise) Statements of Operations (Unaudited)

	Three months ended March 31,		For the period from October 16, 2007 (inception) to March 31,
	2010	2009	2010

Revenue	$-	-	$-

Expenses
General and Administrative	-	-	2,109
Professional fees	4,000	6,600	57,774
Total expenses	4,000	6,600	59,883

Net loss	$(4,000)	$(6,600)	$(59,883)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	3,809,600	2,542,496

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)

	Three months ended March 31,		For the period of October 16, 2007 (inception) to March 31,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(4,000)	$(6,600)	$(59,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	12,000
Changes in operating assets and liabilities:
Accounts payable	2,291	3,000	4,980
Net cash used in operating activities	(1,709)	(3,600)	(42,903)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from shareholder loans	-	-	21,885
Proceeds from shareholder contribution to paid-in capital	1,709	-	1,709
Proceeds from sale of stock	-	12,503	19,310
Net cash provided by financing activities	1,709	12,503	42,904

Net increase in cash	-	8,903	1
Cash at beginning of period	1	3,458	-
Cash at end of period	$1	$12,361	$1

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 120,000 shares of common stock for professional services	$-	$-	$12,000
Issuance of 1,200,000 shares of common stock to retire shareholder loan	$-	$-	$21,885
Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 March 31, 2010 and 2009

Note 1 – Nature of Business

Rhino Productions, Inc. (the “Company”) was organized October 16, 2007 under the laws of the State of Nevada for the purpose of providing cost effective, high quality coffee and wine products, accessories and related equipment.  The Company currently has no operations or realized revenues from its planned business purpose and, in accordance with FASB ASC 915 “Development Stage Entities,” is considered a Development Stage Enterprise.

Note 2 – Significant Accounting Policies

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and 2009 and for the periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements as reported in Form 10-K.  The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2010 or December 31, 2009.

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
March 31, 2010 and 2009

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

The ability of the Company to continue as a going concern is also dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

Recently Implemented Standards

ASC 105, Generally Accepted Accounting Principles ("ASC 105") (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative".  ASC 105 was effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

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

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
March 31, 2010 and 2009

Note 2 – Significant Accounting Policies (continued)

In August 2009, the FASB issued ASU Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU Update No. 2009-05”).  ASU Update No. 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU Update No. 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

Recently Issued Standards

In September 2009, the FASB issued Accounting Standard Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The implementation of ASC Update No. 2009-12 did not have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued ASC, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for interim and annual periods beginning after November 15, 2009. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

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

In October 2009, the FASB issued Accounting Standard Update No. 2009-13, “Revenue Recognition (Topic 605)” (“ASU No. 2009-13”). The accounting standard update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, ASU No. 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU No. 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect that this standard will have a material impact on the Company’s financial position, results of operations and cash flows.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
March 31, 2010 and 2009

Note 2 – Significant Accounting Policies (continued)

In October 2009, the FASB issued Accounting Standard Update No. 2009-14, “Software (Topic 985) Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). This accounting standard update addresses the accounting revenue arrangements that contain tangible products and software and it affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. The accounting standard update clarifies what guidance should be used in allocating and measuring revenue. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software recognition guidance in Subtopic 985-605. The amendment requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. ASU No. 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect that the implementation of this standard will have a material impact on the Company’s financial position, results of operations and cash flows.

In January 2010, the FASB issued Accounting Standard Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). This update requires additional disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009.  The implementation of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

Various other ASU's No. 2010-7 through ASU No. 2010-18 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Note 3 – Stockholders’Deficit

Preferred stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001. The Company has no preferred stock issued or outstanding.

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001.  On October 23, 2007, the Company authorized the issuance of 2,350,000 shares of its $0.001 par value common stock in consideration of $5,350 in cash. During the year ended December 31, 2008, the Company issued 134,750 shares of its common stock for $13,475 of cash. Also during the year ended December 31, 2008, the Company issued 2,000 shares of common stock for a $200 subscription receivable which was collected in January 2009. During the year ended December 31, 2009, the Company issued 2,850 shares of common stock for $285 in cash and 120,000 shares of common stock for $12,000 of professional services. In conjunction with a change in control of the Company, the former officer received 1,200,000 shares of common stock in lieu of $21,885 in officer loans advanced to the Company.  The total common shares issued and outstanding at March 31, 2010 and December 31, 2009 were 3,809,600.

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. As of March 31, 2010 and December 31, 2009 and since inception, the Company had no dilutive potential common shares.

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

Note 5 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no  events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors  that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Risk Factors" and elsewhere in this report and the risks discussed in our other filings with the SEC. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this Quarterly Report, references to "our company," "Company," "we" or "us" refers to Rhino Productions, Inc., unless otherwise specifically stated or the context requires otherwise.

Introduction

We were incorporated under Nevada law on October 12, 2007. We are a development stage company that has not generated any revenue from operations since inception. We are a “shell company” (as that term is defined in Rule 12b-2 under the Exchange Act).

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

Results of Operations

	Three months ended March 31,		For the period from October 16, 2007 (inception) to
	2010	2009	March 31, 2010

Revenue	$-	$-	$-

Expenses
General and Administrative		-	$2,109
Professional fees	$4,000	$6,600	$57,774
Total expenses	$4,000	$6,600	59,883

Net loss	$(4,000)	$(6,600)	$(59,883

Basic and diluted loss per common share	(0.00)	$(0.00)

Weighted average shares outstanding	3,809,600	2,542,496

We have had no revenues from inception through March 31, 2010. We had a cumulative net loss from inception through March 31, 2010 of $(59,883), and a cumulative net loss from inception through March 31, 2009 of $(27,427). We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

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

Financial Condition

Our auditor's going concern opinion for prior years and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets nor do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern.

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

Liquidity and Capital Resources

As of March 31, 2010, we had a stockholders’ deficit of $(4,979), as compared to $(2,688) as of December 31, 2009.

A stockholder of the Company advanced funds totaling $21,885 for expenses of the Company since 2008 which has been retired by the issuance of 1,200,000 shares of common stock.  Another shareholder provided $1,709 to the Company in the form of additional contributed capital during the first three months of 2010.

The capital requirements relating to the acquisition of an operating business may be significant.

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

The following critical accounting policies affect our more significant estimates and assumptions used in preparing our financial statements.

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

Going Concern

The nature of our financial status makes us lack the characteristics of a going concern. This is because the company, due to its financial condition, may have to seek loans or the sale of its securities to raise cash to meet its cash needs. We have no revenue and no cash. The level of current operations does not sustain our expenses and we have no commitments for obtaining additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Recent Accounting Pronouncements

See Note 2 - Significant Accounting Policies, in Item 1, Financial Statements, herein for a discussion of the Company’s critical accounting policies and the effect of recent accounting pronouncements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

               Not applicable to smaller reporting companies.

ITEM 4 (T). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

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

 (b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There are inherent limitations in any system of internal control. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Further, the design of a control system must consider that resources are not unlimited and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgment in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

PART II

OTHER INFORMATION

Item 1A – RISK FACTORS.

      There have been no material changes in the risk factors previously disclosed in the Registrant's Form 10-K for the fiscal year ended December 31, 2009, which are incorporated by reference into this report.

ITEM 6 - EXHIBITS

      The following exhibits are filed with this report:

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Principal Executive and Financial Officer.

32.1	Section 1350 Certification of Principal Executive and Financial Officer.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHINO PRODUCTIONS, INC.

Dated: May 24, 2010	By:	/s/ Ya Kun Song
Ya Kun Song
Chief Executive Officer, President and Chief Financial Officer