Form 10-Q
period 2010-09-30
Rhino Productions, Inc.
filed 2010-11-15
CIK 1423723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 001-34210

RHINO PRODUCTIONS, INC.
(Exact Name of Issuer as Specified in its Charter)

NEVADA	42-1743094
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Chaowai Street. Yi 12.
Kuntai Center Commercial Street 01 Chaoyang District. Beijing China	100020
(Address of principal executive offices)	(Zip code)

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

At November 12, 2010, we had outstanding 3,809,600 shares of common stock.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)

Contents

ITEM 1. FINANCIAL STATEMENTS

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets
Cash	$1	$1
Total current assets	1	1

Total Assets	$1	$1

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$16,155	$2,689
Loan from stockholder	11,075	-
Total current liabilities	27,230	2,689

Stockholders' deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 70,000,000 shares authorized, 3,809,600 issued and outstanding at September 30, 2010 and December 31, 2009	3,810	3,810
Additional paid-in capital	51,094	49,385
Deficit accumulated during the development stage	(82,133)	(55,883)
Total Stockholders' Deficit	(27,229)	(2,688)

Total Liabilities and Stockholders' Deficit	$1	$1

See accompanying notes to financial statements

Contents

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,		For the period from October 26, 2007 (inception)
	2010	2009	2010	2009	to September 30, 2010

Revenue	$-	$-	$-	$-	$-

Expenses
General and administrative	-	-	-	342	2,109
Professional fees	9,597	3,800	26,100	22,975	79,874
Taxes	-	-	150	-	150
Total expenses	9,597	3,800	26,250	23,317	82,133

Net loss	$(9,597)	$(3,800)	$(26,250)	$(23,317)	$(82,133)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding (basic & diluted)	3,809,600	2,609,600	3,809,600	2,591,434

See accompanying notes to financial statements

Contents

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)

	Nine months ended September 30,		For the period of October 16, 2007 (inception)
	2010	2009	to September30, 2010

Cash flows from operating activities
Net loss	$(26,250)	$(23,317)	$(82,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	12,000	12,000
Changes in operating assets and liabilities:
Prepaid expenses	-	(5,500)	-
Accounts payable	13,466	10,375	16,155
Net cash used in operating activities	(12,784)	(6,442)	(53,978)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from stockholder loans	11,075	1,500	32,960
Proceeds from shareholder contribution to paid-in capital	1,709	-	1,709
Proceeds from sale of stock	-	1,485	19,310
Net cash provided by financing activities	12,784	2,935	53,979

Net increase (decrease) in cash	-	(3,457)	1
Cash at beginning of period	1	3,458	-
Cash at end of period	$1	$1	$1

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 120,000 shares of common stock for professional services	$-	$-	$12,000
Issuance of 1,200,000 shares of common stock to retire $21,885 of a shareholder loan	$-	$-	$21,885
Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

Contents

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 September 30, 2010 and 2009

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

Note 2 – Significant Accounting Policies

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and 2009 and for the periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements as reported in Form 10-K.  The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2010 or December 31, 2009.

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

Contents

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
September 30, 2010 and 2009

Note 2 – Significant Accounting Policies (continued)

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

Contents

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
September 30, 2010 and 2009

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

Contents

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
September 30, 2010 and 2009

Note 2 – Significant Accounting Policies (continued)

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

Contents

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
September 30, 2010 and 2009

Note 2 – Significant Accounting Policies (continued)

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

Various other ASU's No. 2010-7 through ASU No. 2010-26 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001.  On October 23, 2007, the Company authorized the issuance of 2,350,000 shares of its $0.001 par value common stock in consideration of $5,350 in cash. During the year ended December 31, 2008, the Company issued 134,750 shares of its common stock for $13,475 of cash. Also during the year ended December 31, 2008, the Company issued 2,000 shares of common stock for a $200 subscription receivable which was collected in January 2009. During the year ended December 31, 2009, the Company issued 2,850 shares of common stock for $285 in cash and 120,000 shares of common stock for $12,000 of professional services. In conjunction with a change in control of the Company, the former officer received 1,200,000 shares of common stock in return for the extinguishment of $21,885 in officer loans advanced to the Company.  The total common shares issued and outstanding at September 30, 2010 and December 31, 2009 were 3,809,600.

Contents

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
September 30, 2010 and 2009

Note 4 – Stockholders’ Deficit (continued)

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. As of September 30, 2010 and December 31, 2009 and since inception, the Company had no dilutive potential common shares.

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

Contents

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

Contents

Results of Operations

	Three months ended September 30,		For the period from October 16, 2007 (inception)
	2010	2009	to September 30, 2010

Revenue	$-	$-	$-

Expenses
General and Administrative	-	-	2,109
Professional fees	9,597	3,800	79,874
Taxes			150
Total expenses	9,597	3,800	82,133

Net loss	$(9,597)	$(3,800)	$(82,133)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	3,809,600	2,609,600

	Nine months ended September 30,
	2010	2009

Revenue	$-	$-

Expenses
General and Administrative		342
Professional fees	26,100	22,975
Taxes	150	-
Total expenses	26,250	23,317

Net loss	$(26,250)	$(23,317)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average shares outstanding	3,809,600	2,591,434

We have had no revenues from inception through September 30, 2010. We had a cumulative net loss from inception through September 30, 2010 of $(82,133), and a cumulative net loss from inception through September 30, 2009 of $(44,144). We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next twelve months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

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

Contents

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

Liquidity and Capital Resources

As of September 30, 2010, we had a stockholders’ deficit of $(27,229), as compared to $(2,688) as of December 31, 2009.

A stockholder of the Company advanced funds totaling $21,885 for expenses of the Company since 2008 which has been retired by the issuance of 1,200,000 shares of common stock.  Another shareholder provided $1,709 to the Company in the form of additional contributed capital, and $11,075 in the form of a non-interest bearing demand note during the first nine months of 2010.

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

Contents

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

Contents

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

RHINO PRODUCTIONS, INC.

Dated: November 15, 2010	By:	/s/ Ya Kun Song
Ya Kun Song
Chief Executive Officer, President and Chief Financial Officer