Form 10-K
period 2010-12-31
Rhino Productions, Inc.
filed 2011-04-12
CIK 1423723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2010, the number of outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 447,600 shares. However, since there was no trading market for the common stock on that date, it is impracticable to ascertain the aggregate market value of those shares as of that date.

As of March 1, 2011, we had outstanding 3,809,600 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

Index

INDEX
RHINO PRODUCTIONS, INC.

Index

PART I

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2011. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. References in this Annual Report on Form 10-K to the "Company," the "Registrant," "Rhino” "we," "our," “RPI,” and "us" refer to Rhino Productions, Inc.

ITEM 1	BUSINESS.

General

Rhino Productions, Inc. was incorporated in the state of Nevada on October 16, 2007. Following our formation, our principal business objective was to provide cost effective, high quality coffee and wine products, accessories and related equipment for the discriminating consumer, at convenient locations to the discerning gourmet, the general public and all levels of consumers.

We are a development stage company that has not generated any revenue from operations since inception. We are a “shell company,” as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

We have no particular acquisition in mind and have not entered into any substantive negotiations regarding such an acquisition. Neither our officers nor any affiliate has engaged in any substantive negotiations with any representative of any company regarding the possibility of an acquisition or merger between our company and such other company. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

We are no longer pursuing our original business objective and will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

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

Index

Employees

We presently have no employees. Ya Kun Song is our sole officer and director. Ya Kun Song is engaged in outside business activities and anticipates that she will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

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

As a development stage company we may not be able to successfully effectuate our business plan. There can be no assurance that we will ever achieve any revenues or profitability. We are not currently engaged in any revenue generating activities.

We require financing to acquire businesses and implement our business plan.

We may require financing to acquire businesses and to implement our business plan. We cannot assure you that we will be successful in obtaining financing or acquiring businesses, or in operating those acquired businesses in a profitable manner.

We expect losses in the future because we have no revenue.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with operating our company. We are not currently engaged in any revenue generating activities and cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

Since inception, we have had no revenues and incurred a cumulative net loss of $88,741 through December 31, 2010. These factors raise substantial doubt about our ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to us, would be desirable. In the event we complete a business combination the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. We cannot assure you that we will identify a target company and consummate a business combination.

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

While seeking a business combination, Ya Kun Song, our sole officer and director, anticipates devoting very limited time to our affairs. Ms. Song has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

Our Articles of Incorporation authorize the issuance of 70 million shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

We do not own any real property. Our mailing address is Number 01 Commercial Street, Kuntai International Center, Chaowai Road, Chaoyang District, Beijing, People’s Republic of China 100020.

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

Market Information

Our common stock is quoted on the OTCQB under the symbol "RNPR." However, given the limited number of record holders and the fact that we are a "shell company" (as defined in Rule 12b-2 under the Exchange Act), trading has been limited and quotations sporadic.

Record Holders

On March 25, 2011 we had 40 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Sales of Unregistered Securities

We did not issue or sell any unregistered securities during the fiscal year ended December 31, 2010.

Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our stockholders during the fiscal year ended December 31, 2010.

ITEM 6	SELECTED FINANCIAL DATA.

This item does not apply to smaller reporting companies.

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Plan of Operations

We are no longer pursuing our original business objective and will attempt to acquire other assets or business operations that will maximize shareholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

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

We have had no revenues from inception through December 31, 2010. We had a cumulative net loss from inception through December 31, 2009 of $55,883, and a cumulative net loss from inception through December 31, 2010 of $88,741. The increase in the cumulative net loss through December 31, 2010 as compared to December 31, 2009, was attributable to $32,858 in 2010, as compared to $35,056 in 2009. We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our shareholders, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

Financial Condition

Our auditor's going concern opinion for the year ended December 31, 2010 and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets nor do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern.

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

Liquidity and Capital Resources

As of December 31, 2010, we had a stockholders’ deficit of $33,837, as compared to a deficit of $2,688 as of December 31, 2009.

Index

A stockholder of the Company advanced funds totaling $30,556 and $19,125 during 2010 and 2009, respectively, for expenses of the Company.  All of the funds provided by the stockholder in 2009 and $1,709 of the funds provided in 2010 were in the form of capital contributed to the Company.  Of the funds provided in 2010, $28,847 was in the form of a non-interest bearing note payable on demand to the stockholder by the Company.

The capital requirements relating to the acquisition of an operating business may be significant.

Management plans to rely on the proceeds from a debt or equity financing and the sale of shares held by it to finance its ongoing operations. During 2011, we intend to continue to seek additional capital in order to meet our cash flow and working capital. There is no assurance that we will be successful in achieving any such financing or raise sufficient capital to fund our operations and further development. We cannot assure you that financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing significant additional capital in the near future, we will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse affect on our business, results of operations and financial condition.

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

Going Concern

The nature of our financial status makes us lack the characteristics of a going concern. This is because the Company, due to its financial condition, may have to seek loans or the sale of its securities to raise cash to meet its cash needs. We have no revenue and no significant amount of cash. The level of current operations does not sustain our expenses and we have no commitments for obtaining additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Recently Implemented Standards

During 2010, the FASB issued 29 Accounting Standards Codification Updates and through March 31, 2011 has issued one further Update. The Company has reviewed these Updates and determined that, to the extent appropriate, the guidance in these Updates is already reflected in our  financial statements or does not apply to our operations. Management does not anticipate that those Updates that do not require adoption until a future date will have any material effect on our financial statements.

Index

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item does not apply to smaller reporting companies.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements appear beginning on page F-1, immediately following the signature page of this report.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

a) Dismissal of Principal Accountant

As reported by Rhino Productions, Inc. (the “Company”) in its Current Report on Form 8-K filed on May 12, 2010 (the “Form 8-K”), by letter dated May 10, 2010, the Company dismissed Kyle   L. Tingle, CPA, LLC as the independent registered public accounting firm for the Company.

 In connection with the audit of the  financial statements of the Company for the fiscal years ended December 31, 2008 and 2009 and through the date of the Form 8-K: (i) there were no disagreements between the Company and Kyle L. Tingle, CPA, LLC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Kyle   L. Tingle, CPA, LLC, would have caused Kyle   L. Tingle, CPA, LLC to make reference to the subject matter of the disagreement in its report on the Company's financial statements for such year or during the interim period through the date of the Form 8-K, and (ii) there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Kyle L. Tingle, CPA, LLC with a copy of the disclosures in the Form 8-K and requested that Kyle L. Tingle, CPA, LLC furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not Kyle L. Tingle, CPA, LLC agrees with the Company's statements in Item 4.01(a) of the Form 8-K. A copy of the letter furnished by Kyle   L. Tingle, CPA, LLC in response to that request was filed on May 18, 2010 by amendment to the Form 8-K.

(b) Engagement of Principal Accountant

As previously reported in the Form 8-K, on May 10, 2010, we engaged Child Van Wagoner & Bradshaw, PLLC as our registered independent public accountants for the fiscal year ending December 31, 2010. The decision to engage Child Van Wagoner & Bradshaw, PLLC was approved by the Board of Directors of the Company on May 10, 2010.

During the Company's two most recent fiscal years ended December 31, 2009 and 2008 and through the date of the Form 8-K, the Company did not consult with Child Van Wagoner & Bradshaw, PLLC on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and Child Van Wagoner & Bradshaw, PLLC did not provide either a written report or oral advice to the Company that Child Van Wagoner & Bradshaw, PLLC concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of  Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A	CONTROLS AND PROCEDURES.

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

Our management, which assumed control of our company in December 2009 following the acquisition of a controlling interest by Vast Glory Holdings Limited, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer, Ya Kun Song, concluded that our internal controls over financial reporting were not effective as of December 31, 2010. In particular, our controls over financial reporting were not effective in the specific areas described in the “Evaluation of Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2010 our Chief Executive Officer/Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

• Representative with Financial Expertise — For the year ended December 31, 2010, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Our chief executive officer also serves as our chief financial officer. All of our financial reporting is carried out by one individual, and we do not have an audit committee. Our board of directors consists of one individual, who serves as our chief executive officer and chief financial officer. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION. None

Index

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Ya Kun Song, age 47, is our sole director and officer.  She serves as our Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer. Ya Kun Song has been President of Heng Yuan Investment Company since 2005.

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

Our officers and directors are, so long as they are officers or directors of our company, subject to the restriction that all opportunities contemplated by our plan of operations which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director.

We have not adopted any other conflict of interest policy with respect to such transactions.

Index

Compensation of Directors

During the fiscal year ended December 31, 2010, we did not pay or accrue for any individual serving as a member of our Board of Directors, and our directors did not earn, any fees for serving as a member of our Board of Directors. The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2010.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)

Ya Kun Song (1)	None	None	None	None	None	None	None

____
(1)	Ya Kun Song has been our sole director since December 9, 2009.

Corporate Governance

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the SEC concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

Based on a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during 2010 all of our officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

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

Summary Compensation Table

The following table sets forth information concerning the compensation paid or earned for the periods indicated for services rendered to our company in all capacities by, the individuals who served as our chief executive officer during the fiscal years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total (j)
Ya Kun Song(1)	2010	0	0	0	0	0	0	0	0

	2009	0	0	0	0	0	0	0	0

_____
(1)	Ya Kun Song has been our President, Chief Executive and Financial Officer and a Director since December 9, 2009.

Stock Options
Ya Kun Song was not granted any stock options nor did she receive any other equity award during 2010 or hold any outstanding options to purchase shares of our common stock as of December 31, 2010.

Index

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 15, 2011, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our company, and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this report have been exercised. Except as noted below, each person has sole voting and investment power. As of March 1, 2011, we had outstanding 3,809,600 shares. The address of each of the persons listed below is Number 01 Commercial Street, Kuntai International Center, Chaowai Road, Chaoyang District, Beijing, People’s Republic of China 100020.

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

Index

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2010.

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

There have not been any transactions required to be reported under this item since January 1, 2009.

Director Independence

Ya Kun Song , our President, Chief Executive and Financial Officer, is our sole director, and therefore is not "independent", as that term is defined by Rule 10A-3 under the Exchange Act.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us for professional services rendered by Child Van Wagoner & Bradshaw, PLLC, our registered independent public accountants for the fiscal year ended December 31, 2010 and by Kyle L Tingle, CPA, LLC, our former registered independent public accountant for the fiscal year ended December 31, 2009, respectively:

	Fiscal year ended December 31,
	2010	2009

Audit Fees	$10,425	$15,025
Audit Related Fees	$0	$0
Tax Fees	$500	$0
All Other Fees	$0	$0

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees".

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

Our Board of Directors has reviewed our audited financial statements contained in our Annual Report on Form 10-K for the 2010 fiscal year. The Board of Directors also has been advised of the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received the written disclosures and the letter from Child, Van Wagoner & Bradshaw, PLLC , required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has considered the independence of Child, Van Wagoner & Bradshaw, PLLC, from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2010 fiscal year for filing with the SEC.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements Period Ended 12/31/2010

2.	Financial Statement Schedules.
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

3.2	By-Laws are incorporated herein by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1/A (Amendment No. 1), filed and declared effective on March 14, 2008.

16.1	Letter dated May 12, 2010 from Kyle L. Tingle, CPA, LLC to the Commission, incorporated herein by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K/A filed on May 18, 2010.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINO PRODUCTIONS, INC.

Date: April 12, 2011	By:	/s/ Ya Kun Song
Ya Kun Song President Chief Executive Officer Chief Financial Officer (Principal Executive and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 12, 2011.

Signature	Title

President, Chief Executive Officer, Chief Financial
/s/ Ya Kun Song	Officer, and a Director (Principal Executive and
Ya Kun Song	Financial Officer)

Index

RHINO PRODUCTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Financial Statements
December 31, 2010 and 2009

Index

RHINO PRODUCTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Financial Statements
December 31, 2010 and 2009

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Rhino Productions, Inc.

We have audited the accompanying balance sheet of Rhino Productions, Inc. ( a Development Stage Enterprise)  as of December 31, 2010 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and for the period from October 16, 2007 (inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rhino Productions, Inc. as of December 31, 2010 and the results of its operations, and its cash flows for the year then ended, and for the period from October 16, 2007 (inception) to December 31, 2010,  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operation, has a liquidity problem, and requires funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 6, 2011

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Rhino Productions, Inc.

We have audited the accompanying balance sheet of Rhino Productions, Inc. (A Development Stage Enterprise) as of December 31, 2009 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended and the period October 16, 2007 (inception) through December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rhino Productions, Inc. (A Development Stage Enterprise) as of December 31, 2009 and the results of its operations and cash flows for the year then ended and the period October 16, 2007 (inception) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

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

/s/ Kyle L. Tingle, CPA, LLC

Kyle L. Tingle, CPA, LLC

April 21, 2010
Las Vegas, Nevada

3145 E. Warm Springs Road • Suite 450 • Las Vegas, Nevada 89120 • PHONE: (702) 450-2200 • FAX: (702) 436-4218
E-MAIL: ktingle@kyletinglecpa.com

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Balance Sheets

	December 31,
	2010	2009
ASSETS
Current assets
Cash	$1	$1

Advances	12,810	-
Total current assets	12,811	1

Total assets	$12,811	$1

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$17,801	$2,689
Shareholder loan	28,847	-
Total current liabilities	46,648	2,689

Stockholders' Deficit

Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 70,000,000 shares authorized, 3,809,600 shares issued and outstanding at December 31, 2010 and 2009	3,810	3,810
Additional paid in capital	51,094	49,385
Deficit accumulated during the development stage	(88,741)	(55,883)
Total stockholders' deficit	(33,837)	(2,688)

Total liabilities and stockholders' deficit	$12,811	$1

See accompanying notes to financial statements.

Index

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Statements of Operations

			For the period from October 16, 2007 (inception) to December 31, 2010

	Year ended December 31,
	2010	2009

Revenue	$-	$-	$-

Expenses
Professional fees and other	32,858	35,056	88,741
Total expenses	32,858	35,056	88,741

Net loss	$(32,858)	$(35,056)	$(88,741)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average shares outstanding	3,809,600	2,671,629

See accompanying notes to financial statements.

Index

RHINO PRODUCTIONS, INC
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity (Deficit)
For the Period of October 16, 2007 (Inception) to December 31, 2010

	Common Stock		Additional Paid-In	Subscriptions	Accumulated
	Shares	Amount	Capital	receivable	Deficit	Total
Balance, October 16, 2007 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash	2,350,000	2,350	3,000	-	-	5,350
Net loss, December 31, 2007	-	-	-	-	(4,800)	(4,800)
Balance, December 31, 2007	2,350,000	2,350	3,000	-	(4,800)	550

Issuance of common stock for cash	134,750	135	13,340	-	-	13,475
Issuance of common stock for subscription receivable	2,000	2	198	(200)	-	-
Net loss, December 31, 2008	-	-	-		(16,027)	(16,027)
Balance, December 31, 2008	2,486,750	2,487	16,538	(200)	(20,827)	(2,002)

Collection of subscription receivable	-	-	-	200	-	200
Issuance of common stock for cash	1,202,850	1,203	20,967	-	-	22,170
Issuance of common stock for services	120,000	120	11,880	-	-	12,000
Net loss, December 31, 2009	-	-	-	-	(35,056)	(35,056)
Balance, December 31, 2009	3,809,600	3,810	49,385	-	(55,883)	(2,688)
Shareholder’s contribution	-	-	1,709	-	-	1,709
Net loss, December 31, 2010	-	-	-	-	(32,858)	(32,858)
Balance, December 31, 2010	3,809,600	$3,810	$51,094	$-	$(88,741)	(33,837)

See accompanying notes to financial statements.

Index

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period of October 16, 2007 (inception) to December 31, 2010

	Year ended December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(32,858)	$(35,056)	$(88,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	12,000	12,000
Changes in operating assets and liabilities:
Advances	(12,810)	-	(12,810)
Accounts payable	15,112	(11)	17,801
Net cash used in operating activities	(30,556)	(23,067)	(71,750)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from shareholder loan	28,847	19,125	50,732
Collection of subscription receivable	-	200	-
Shareholder contribution	1,709	-	1,709
Proceeds from sale of stock	-	285	19,310
Net cash provided by financing activities	30,556	19,610	71,751

Net (decrease) increase in cash	-	(3,457)	1

Cash at beginning of period	1	3,458	-

Cash at end of period	$1	$1	$1

Supplemental disclosure of non-cash investing and financing activities:
Conversion of shareholder loan for 1,200,000 common shares	$-	$21,885	$21,885
Common stock issued for professional services	$-	$12,000	$12,000

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

Index

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2010 and 2009

Note 1 – Nature of Business

Rhino Productions, Inc. (“Company”) was organized October 16, 2007 under the laws of the State of Nevada for the purpose of providing cost effective, high quality coffee and wine products, accessories and related equipment.  The Company currently has no operations nor has it realized revenues from its planned principal business purpose and, in accordance with FASB ASC 915 “Development Stage Entities,” is considered a Development Stage Enterprise.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2010 or 2009.

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

Index

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2010 and 2009

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

Recently Implemented Standards

During 2010, the FASB issued 29 Accounting Standards Codification Updates and through March 31, 2011 has issued one further Update. The Company has reviewed these Updates and determined that, to the extent appropriate, the guidance in these Updates is already reflected in our  financial statements or does not apply to our operations. Management does not anticipate that those Updates that do not require adoption until a future date will have any material effect on our financial statements.

Index

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2010 and 2009

Note 3 – Advance

The Advance of $12,810 that was outstanding as of December 31, 2010 represents funds advanced by a shareholder to a representative of the Company in order to make future disbursements on behalf of the Company.  See Note 4.
Note 4 – Shareholder Loan

The Shareholder Loan of $28,847 that was outstanding as of December 31, 2010 represents funds provided to the Company by a shareholder of the Company.  This loan is non-interest bearing and payable on demand.

Note 5 – Stockholders’ Equity(Deficit)

Preferred stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001. The Company has no preferred stock issued or outstanding.

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001.  On October 23, 2007, the Company authorized the issuance of 2,350,000 shares of its $0.001 par value common stock in consideration of $5,350 in cash. During the year ended December 31, 2008, the Company issued 134,750 shares of its common stock for $13,475 of cash. Also during the year ended December 31, 2008, the Company issued 2,000 shares of common stock for a $200 subscription receivable which was collected in January 2009. During the year ended December 31, 2009, the Company issued 2,850 shares of common stock for $285 in cash and 120,000 shares of common stock for $12,000 of professional services. In conjunction with a change in control of the Company, the former officer received 1,200,000 shares of common stock in lieu of $21,885 in officer loans advanced to the Company.  The total common shares issued and outstanding at December 31, 2010 and 2009 were 3,809,600, respectively.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2010 or 2009 and since inception. As of December 31, 2010 and 2009 and since inception, the Company had no dilutive potential common shares.

Note 6 – Income Taxes

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

Index

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2010 and 2009

Note 6 – Income Taxes (continued)

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended December 31, 2010 and 2009, or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns have been appropriately filed by the Company.

Income tax provision at the federal statutory rate	35%
Effect of operating losses	(35%)
-%

Net deferred tax assets consist of the following:

	2010	2009
Net operating loss carry forward	$30,746	$19,559
Valuation allowance	(30,746)	(19,559)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2010	2009	Since Inception
Tax at statutory rate (35%)	$11,500	$12,270	$31,059
Increase in valuation allowance	(11,500)	(12,270)	(31,059)
Net deferred tax asset	$-	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2010 or 2009.

The net federal operating loss carry forward will expire from 2027 through 2030. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 7 – Related Party Transactions

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

Index

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2010 and 2009

Note 7 – Related Party Transactions (Continued)

The Company has received loans from a shareholder totaling $50,732 since inception. Of this amount, $28,847, $19,125 and $2,760 were received during the years ended December 31, 2010, 2009 and 2008, respectively. The shareholder received 1,200,000 shares of common stock in satisfaction of the shareholder loans made in 2009 and 2008. The loans made in 2009 and 2008 bore a 0% interest rate during the period they were due. Imputed interest has been considered but was determined to be immaterial to the financial statements.

Note 8 – Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 9 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued, and determined there are no events to disclose.