Form 10-Q
period 2011-03-31
Rhino Productions, Inc.
filed 2011-05-16
CIK 1423723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 001-34210

RHINO PRODUCTIONS, INC.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	42-1743094
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Chaowai Street. Yi 12.
Kuntai Center Commercial Street 01 Chaoyang District. Beijing China	100020
(Address of principal executive offices)	(Zip code)

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

At May 12, 2011, we had outstanding 3,809,600 shares of common stock.

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)

Contents

PART I

 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash	$1	$1

Advances	-	12,810
Total current assets	1	1

Total assets	$1	$12,811

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$21,230	$17,801
Shareholder loan	24,358	28,847
Total current liabilities	45,588	46,649

Stockholders' Deficit

Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 70,000,000 shares authorized, 3,809,600 shares issued and outstanding at March 31, 2011 and December 31, 2010	3,810	3,810
Additional paid in capital	51,094	51,094
Deficit accumulated during the development stage	(100,491)	(88,741)
Total stockholders' deficit	(45,587)	(33,837)

Total liabilities and stockholders' deficit	$1	$12,811

See accompanying notes to financial statements.

Contents

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Statements of Operations (unaudited)

			For the period from
	Three Months Ended		October 16, 2007
	March 31,		(inception) to
	2011	2010	March 31, 2011

Revenue	$-	$-	$-

Expenses
Professional fees and other	11,750	4,000	100,491
Total expenses	11,750	4,000	100,491

Net loss	$(11,750)	$(4,000)	$(100,491)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	3,809,600	3,809,600

See accompanying notes to financial statements.

Contents

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)

			For the period of
			October 16, 2007
	Three Months ended March 31,		(inception) to
	2011	2010	March 31, 2011
Cash flows from operating activities
Net loss	$(11,750)	$(4,000)	$(100,491)
A Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	12,000
Changes in operating assets and liabilities:
Advances	12,810	-	-
Accounts payable	3,429	2,291	21,230
Net cash used in operating activities	4,489	(1,709)	(67,261)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from shareholder loan	-	-	50,732
Repayments on shareholder loan	(4,489)	-	(4,489)
Shareholder contribution	-	1,709	1,709
Proceeds from sale of stock	-	-	19,310
Net cash provided by financing activities	(4,489)	1,709	67,262

Net (decrease) increase in cash	-	-	1

Cash at beginning of period	1	1	-

Cash at end of period	$1	$1	$1

Supplemental disclosure of non-cash investing and financing activities:
Conversion of shareholder loan for 1,200,000 common shares	$-	$-	$21,885
Common stock issued for professional services	$-	$-	$12,000

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

Contents

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements (unaudited)
March 31, 2011

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2011 or December 31, 2010.

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

Contents

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements (unaudited)
March 31, 2011

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

Recently Implemented Standards

During 2010, the FASB issued 29 Accounting Standards Codification Updates and through March 31, 2011 has issued three further Update. The Company has reviewed these Updates and determined that, to the extent appropriate, the guidance in these Updates is already reflected in our  financial statements or does not apply to our operations. Management does not anticipate that those Updates that do not require adoption until a future date will have any material effect on our financial statements.

 Note 3 – Advance

The Advance of $12,810 that was outstanding as of December 31, 2010 represented funds advanced by a shareholder to a representative of the Company in order to make future disbursements on behalf of the Company.  There was no outstanding balance pertaining to this advance as of March 31, 2011.  See Note 4.

Note 4 – Shareholder Loan

The Shareholder Loan of $24,358 that was outstanding as of March 31, 2011 represents funds provided to the Company by a shareholder of the Company.  Payments were made by the Company during the three months ended March 31,  2011on behalf of that stockholder and were not related to the Company resulting in a reduction of this loan in the amount of $4,489 from the December 31, 2010 balance of $28,847.   This loan is non-interest bearing and payable on demand.

Contents

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements (unaudited)
March 31, 2011

Note 5 – Stockholders’ Equity(Deficit)

Preferred stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001. The Company has no preferred stock issued or outstanding.

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001.  On October 23, 2007, the Company authorized the issuance of 2,350,000 shares of its $0.001 par value common stock in consideration of $5,350 in cash. During the year ended December 31, 2008, the Company issued 134,750 shares of its common stock for $13,475 of cash. Also during the year ended December 31, 2008, the Company issued 2,000 shares of common stock for a $200 subscription receivable which was collected in January 2009. During the year ended December 31, 2009, the Company issued 2,850 shares of common stock for $285 in cash and 120,000 shares of common stock for $12,000 of professional services. In conjunction with a change in control of the Company, the former officer received 1,200,000 shares of common stock in lieu of $21,885 in officer loans advanced to the Company.  There were 3,809,600 common shares issued and outstanding as of  March 31, 2011 and December 31, 2010.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the three month periods ended March 31, 2011and March 31, 2010. As of March 31, 2011 and March 31, 2010, the Company had no dilutive potential common shares.

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

Contents

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements (unaudited)
March 31, 2011

Note 6 – Income Taxes (continued)

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three month periods ended March 31, 2011 and March 31, 2010, or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns have been appropriately filed by the Company.

Income tax provision at the federal statutory rate	35%
Effect of operating losses	(35%)
-%

Net deferred tax assets consist of the following:

	March 31,	December 31,
	2011	2010
Net operating loss carry forward	$35,172	$31,059
Valuation allowance	(35,172)	(31,059)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	For the Three Months Ended
	March 31, 2011	March 31, 2010	Since Inception
Tax at statutory rate (35%)	$4,112	$1,400	$35,172
Increase in valuation allowance	(4,112)	(1,400)	(35,172)
Net deferred tax asset	$-	$-	$-

The Company did not pay any income taxes during the three months ended March 31, 2011 or March 31, 2010.

The net federal operating loss carry forward will expire from 2027 through 2031. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

Contents

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements (unaudited)
March 31, 2011

Note 7 – Related Party Transactions (Continued)

The Company has received loans from a shareholder totaling $46,243 since inception. Of this amount, $28,847, $19,125 and $2,760 were received during the years ended December 31, 2010, 2009 and 2008, respectively, and $4,489 was repaid during the three month period ended March 31, 2011. The shareholder received 1,200,000 shares of common stock in satisfaction of the shareholder loans made in 2009 and 2008. The loans made in 2009 and 2008 bore a 0% interest rate during the period they were due. Imputed interest has been considered but was determined to be immaterial to the financial statements.

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

Contents

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors  that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Risk Factors" and elsewhere in this report and the risks discussed in our other filings with the SEC. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Contents

Results of Operations

	Three months ended March 31,		For the period from October 16, 2007 (inception)
	2011	2010	to March 31, 2011

Revenue	$-	$-	$-

Expenses
Professional fees and other	11,750	4,000	100,491
Total expenses	11,750	4,000	100,491

Net loss	$(11,750)	$(4,000)	$(100,491)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	3,809,600	3,809,600

We have had no revenues from inception through March 31, 2011. We had a cumulative net loss from inception through March 31, 2011 of $100,491, and a cumulative net loss from inception through March 31, 2010 of $59,883.  We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next twelve months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

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

Contents

Liquidity and Capital Resources

As of March 30, 2011, we had a stockholders’ deficit of $(45,587), as compared to $(33,837) as of December 31, 2010.

A stockholder of the Company advanced funds totaling $21,885 for expenses of the Company since 2008 which has been retired by the issuance of 1,200,000 shares of common stock.  Another shareholder provided $1,709 to the Company in the form of additional contributed capital, and $24,358 in the form of a non-interest bearing demand note.

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

Off-Balance Sheet Arrangements:  None.

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

Contents

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

               Not applicable to smaller reporting companies.

ITEM 4 (CONTROLS AND PROCEDURES.

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

Contents

PART II

OTHER INFORMATION

Item 1A – RISK FACTORS.

      There have been no material changes in the risk factors previously disclosed in the Registrant's Form 10-K for the fiscal year ended December 31, 2010, which are incorporated by reference into this report.

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

RHINO PRODUCTIONS, INC.

Dated: May 16, 2011	By:	/s/ Ya Kun Song
Ya Kun Song
Chief Executive Officer, President and Chief Financial Officer