Form 10-Q
period 2011-06-30
Rhino Productions, Inc.
filed 2011-08-12
CIK 1423723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 001-34210

RHINO PRODUCTIONS, INC.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	42-1743094
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Chaowai Street. Yi 12.
Kuntai Center Commercial Street 01 Chaoyang District. Beijing China	100020
(Address of principal executive offices)	(Zip code)

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

At August 1, 2011, we had outstanding 3,809,600 shares of common stock.

RHINO PRODUCTIONS, INC.

(A Development Stage Enterprise)

Contents

 PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash	$1	$1
Advance	-	12,810
Total current assets	1	12,811

Total assets	$1	$12,811

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$17,158	$17,801
Shareholder loan	32,358	28,847
Total current liabilities	49,516	46,648

Stockholders' Deficit

Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 70,000,000 shares authorized, 3,809,600 shares issued and outstanding at June 30, 2011 and December 31, 2010	3,810	3,810
Additional paid in capital	51,094	51,094
Deficit accumulated during the development stage	(104,419)	(88,741)
Total stockholders' deficit	(49,515)	(33,837)

Total liabilities and stockholders' deficit	$1	$12,811

See accompanying notes to financial statements.

Contents

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,		For the period from October 16, 2007 (inception)
	2011	2010	2011	2010	to June 30, 2011

Revenue	$-	$-	$-	$-	$-

Expenses

Professional fees and other	3,778	12,503	15,528	16,503	104,119
Taxes	150	150	150	150	300
Total expenses	3,928	12,653	15,678	16,653	104,419

Net loss	$(3,928)	$(12,653)	$(15,678)	$(16,653)	$(104,419)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic & diluted)	3,809,600	3,809,600	3,809,600	3,809,600

See accompanying notes to financial statements

Contents

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)

	Six months ended June 30,		For the period of October 16, 2007 (inception)
	2011	2010	to June 30, 2011

Cash flows from operating activities
Net loss	$(15,678)	$(16,653)	$(104,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services		-	12,000
Changes in operating assets and liabilities:
Advance	12,810	-	-
Accounts payable	(643)	9,519	17,158
Net cash used in operating activities	(3,511)	(7,134)	(75,261)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from stockholder loans	3,511	5,425	54,243
Proceeds from shareholder contribution to paid-in capital	-	1,709	1,709
Proceeds from sale of stock	-	-	19,310
Net cash provided by financing activities	3,511	7,134	75,262

Net increase (decrease) in cash	-	-	1
Cash at beginning of period	1	1	-
Cash at end of period	$1	$1	$1

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 120,000 shares of common stock for professional services	$-	$-	$12,000
Issuance of 1,200,000 shares of common stock to retire $21,885 of a shareholder loan	$-	$-	$21,885
Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

Contents

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements (unaudited)
June 30, 2011

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2011 or December 31, 2010.

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
June 30, 2011

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

Recently Implemented Standards

During 2010, the FASB issued 29 Accounting Standards Codification Updates and through June 30, 2011 has issued seven further Updates. The Company has reviewed these Updates and determined that, to the extent appropriate, the guidance in these Updates is already reflected in our financial statements or does not apply to our operations. Management does not anticipate that those Updates that do not require adoption until a future date will have any material effect on our financial statements.

Note 3 – Advance

The Advance of $12,810 that was outstanding as of December 31, 2010 represented funds advanced by a shareholder to a representative of the Company in order to make future disbursements on behalf of the Company. There was no outstanding balance pertaining to this advance as of June 30, 2011. See Note 4.

Note 4 – Shareholder Loan

The Shareholder Loan of $32,358 that was outstanding as of June 30, 2011 represents funds provided to the Company by a shareholder of the Company. Additional loans were made by the shareholder during the six months ended June 30, 2011 by that shareholder resulting in an increase of this loan in the amount of $3,511 from the December 31, 2010 balance of $28,847. This loan is non-interest bearing and payable on demand.

Contents

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements (unaudited)
June 30, 2011

Note 5 – Stockholders’ Equity (Deficit)

Preferred stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001. The Company has no preferred stock issued or outstanding.

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001. On October 23, 2007, the Company authorized the issuance of 2,350,000 shares of its $0.001 par value common stock in consideration of $5,350 in cash. During the year ended December 31, 2008, the Company issued 134,750 shares of its common stock for $13,475 of cash. Also during the year ended December 31, 2008, the Company issued 2,000 shares of common stock for a $200 subscription receivable which was collected in January 2009. During the year ended December 31, 2009, the Company issued 2,850 shares of common stock for $285 in cash and 120,000 shares of common stock for $12,000 of professional services. In conjunction with a change in control of the Company, the former officer received 1,200,000 shares of common stock in lieu of $21,885 in officer loans advanced to the Company. There were 3,809,600 common shares issued and outstanding as of June 30, 2011 and December 31, 2010.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. As of June 30, 2011 and June 30, 2010 and since inception, the Company had no dilutive potential common shares.

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

Contents

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements (unaudited)
June 30, 2011

Note 6 – Income Taxes (continued)

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three or six month periods ended June 30, 2011 and June 30, 2010, or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns have been appropriately filed by the Company.

Income tax provision at the federal statutory rate	35%
Effect of operating losses	(35%)
Effective tax rate	0%

Net deferred tax assets consist of the following:

	June 30,	December 31,
	2011	2010
Net operating loss carry forward	$36,547	$31,059
Valuation allowance	(36,547)	(31,059)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	For the Six Months Ended
	June 30, 2011	June 30, 2010	Since Inception
Taxes at statutory rate (35%)	$5,487	$5,829	$36,547
Increase in valuation allowance	(5,487)	(5,829)	(36,547)
Net deferred tax asset	$-	$-	$-

The Company did not pay any income taxes during the six months ended June 30, 2011 or June 30, 2010.

The net federal operating loss carry forward will expire from 2027 through 2031. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 7 – Related Party Transactions

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.  See Note 4 regarding a shareholder loan.

Contents

RHINO PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements (unaudited)
June 30, 2011

Note 7 – Related Party Transactions (Continued)

The Company has received loans from a shareholder totaling $54,243 since inception. Of this amount, $3,511, $28,847, $19,125 and $2,760 were received during the six months ended June 30, 2011, and years ended December 31, 2010, 2009 and 2008, respectively. The shareholder received 1,200,000 shares of common stock in satisfaction of the shareholder loans made in 2009 and 2008. The loans made bear a 0% interest rate during the period they were due. Imputed interest has been considered but was determined to be immaterial to the financial statements.

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

Introduction

We were incorporated under Nevada law on October 16, 2007. We are a development stage company that has not generated any revenue from operations since inception. We are a “shell company” (as that term is defined in Rule 12b-2 under the Exchange Act).

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

Contents

Results of Operations

	Three months ended June 30,		For the period from October 16, 2007 (inception)
	2011	2010	to June 30, 2011

Revenue	$-	$-	$-

Expenses

Professional fees and other	3,778	12,503	104,119
Taxes	150	150	300
Total expenses	3,928	12,653	104,419)

Net loss	$(3,928)	$(12,653)	$(104,419)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	3,809,600	3,809,600

	Six months ended June 30,
	2011	2010

Revenue	$-	$-

Expenses

Professional fees and other	15,528	16,503
Taxes	150	150
Total expenses	15,678	16,653

Net loss	$(15,678)	$(16,653)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	3,809,600	3,809,600

We have had no revenues from inception through June 30, 2011. We had a cumulative net loss from inception through June 30, 2011 of $104,419 and a cumulative net loss from inception through June 30, 2010 of $72,536. We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next twelve months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

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

Contents

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

Liquidity and Capital Resources

As of June 30, 2011, we had a stockholders’ deficit of $(49,515), as compared to $(33,837) as of December 31, 2010.  A stockholder of the Company advanced funds totaling $21,885 for expenses of the Company since 2008 which has been retired by the issuance of 1,200,000 shares of common stock. Another shareholder provided $1,709 to the Company in the form of additional contributed capital, and $32,358 in the form of a non-interest bearing demand note.

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

Contents

Critical Accounting Policies and Recent Accounting Pronouncements

See Note 2 - Significant Accounting Policies, in Item 1, Financial Statements, herein for a discussion of the Company’s critical accounting policies and the effect of recent accounting pronouncements.

ITEM 4. CONTROLS AND PROCEDURES.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Statement of Operations for the three and six month periods ended June 30, 2011 and 2010, (ii) the Balance Sheet at June 30, 2011 and December 31, 2010, (iii) the Statement of Cash Flows for the six month periods ended June 30, 2011 and 2010 and (iv) the notes to the Condensed Consolidated Financial Statements.

Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHINO PRODUCTIONS, INC.

Dated: August 11, 2011	By:	/s/ Ya Kun Song
Ya Kun Song
Chief Executive Officer, President and Chief Financial Officer