Form 10-Q
period 2011-09-30
Rhino Productions, Inc.
filed 2011-11-14
CIK 1423723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 001-34210

RHINO PRODUCTIONS, INC.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	42-1743094
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No.40-1, Dama Road, Nanguan District, Changchun city, Jilin Province 130000 , China	100020
(Address of principal executive offices)	(Zip code)

212 561-3604
Issuer's telephone number

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

At November 11, 2011, we had outstanding 12,059,600 shares of common stock.

RHINO PRODUCTIONS, INC.
FORM 10-Q

CONTENTS

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

PART I. FINANCIAL IINFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets	1

Consolidated Statements of Operations and Comprehensive Income	2

Consolidated Statements of Cash Flows	3

Notes to Consolidated Financial Statements	4-11

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

Item 4. CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS	18

ITEM 6. EXHIBITS	18

SIGNATURES	19

Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to statements regarding projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to those set forth herein and in our Report on Form 8-K filed on September 16, 2011. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by the federal securities laws, the Company undertakes no obligation to update forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this report.

Contents

 PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rhino Productions, Inc.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,144,728	$870,041
Accounts receivable, net of allowance	2,189,709	590,058
Loan receivable	1,879,617	1,811,950
Inventories, net	206,847	78,768
Other receivables	75,631	18,387
Advance to suppliers	185,737	8,012
Prepaid income taxes	38,287	-
Deposits & prepayment	10,170	9,804
Total current assets	5,730,726	3,387,020

Property and equipment, net	1,324,100	1,351,272
Prepaid lease	422,914	-
Prepaid lease - related party	3,821,888	905,975
Loans to related party	1,003,838	967,700
Total assets	$12,303,466	$6,611,967

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Customer deposits	$4,388	$10,260
Accounts payable and accrued liabilities	353,133	235,505
Taxes payable	-	457,535
Related party payable	90,499	89,357
Total current liabilities	448,020	792,657

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 70,000,000 shares authorized, 12,059,600 and 8,250,000 shares issued and outstanding at September 30, 2011 and December 31, 2010	12,060	8,250
Additional paid in capital	88,815	92,625
Retained earnings	11,195,333	5,475,093
Accumulated other comprehensive income	559,238	243,342
Total stockholders' equity	11,855,446	5,819,310

Total liabilities and stockholders' equity	$12,303,466	$6,611,967

See accompanying notes to financial statement

Contents

Rhino Productions, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited - Expressed in U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Sales	$9,678,303	$6,702,635	$15,308,878	$10,919,362
Cost of Sales	3,719,246	2,664,790	6,532,665	4,821,366
Cost of sales - related party	59,929	38,778	140,163	247,512
Gross profit	5,899,128	3,999,067	8,636,050	5,850,484
Operating expenses
Selling General and administrative expenses	442,530	226,206	1,007,873	436,650
Lease expenses-related party	111,297	72,017	260,303	215,878
Total operating expenses	553,827	298,223	1,268,176	652,528
Income from operations	5,345,301	3,700,844	7,367,874	5,197,956

Other income (expense):
Subsidy income	-	-	109,231	-
Interest Income	38,064	5,013	112,835	5,283
Total other income (expense)	38,064	5,013	222,066	5,283

Income before income taxes	5,383,365	3,705,857	7,589,940	5,203,239
Income taxes	(1,354,072)	(925,233)	(1,869,700)	(1,316,288)
Net income	$4,029,293	$2,780,624	$5,720,240	$3,886,951

Other comprehensive income
Foreign currency translation gain	151,992	64,080	315,896	88,801
Total Comprehensive income:	$4,181,285	$2,844,704	$6,036,136	$3,975,752
Earnings per share – basic and diluted	$0.45	$0.34	$0.68	$0.47
Weighted average number of shares outstanding – basic and diluted	8,884,933	8,250,000	8,461,644	8,250,000

See accompanying notes to financial statement

Contents

Rhino Productions, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited - Expressed in U.S. dollars)

	For the Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities
Net income	$5,720,240	$3,886,951
Depreciation and amortization	184,612	82,778
Prepaid lease amortization- related party	399,841	330,528
Accounts receivable	(1,548,912)	(1,216,993)
Inventories	(122,861)	(20,211)
Other receivables	(55,529)	392
Advance to suppliers	(174,198)	(10,250)
Accounts payable & accrued expense	107,445	156,788
Customer deposits	(6,141)	28,333
Taxes payable	(465,987)	715,157
Prepaid income taxes	(37,590)	-
Prepaid lease	(415,219)	-
Prepaid lease – related party	(3,229,482)	-
Net cash provided by operating activities	356,219	3,953,473

Cash flows from investing activities
Loan receivable	-	(734,506)
Purchase of property and equipment	(108,391)	(9,636)
Proceeds from related party receivable	-	1,526,771
Loan to related party - cash flow out	-	(2,362,319)
Net cash used in investing activities	(108,391)	(1,579,690)

Cash flows from financing activities
Related party payable	1,141	-
Dividends paid	-	(1,395,562)
Net cash provided by (used in) financing activities	1,141	(1,395,562)

Effect of exchange rate changes on cash	25,718	22,089

Net increase in cash and cash equivalents	274,687	1,000,310
Cash and cash equivalents at beginning of period	870,041	868,210
Cash and cash equivalents at end of period	$1,144,728	$1,868,520
Supplementary cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$2,252,535	$1,247,339
Non cash investing and financing activities
Purchased fixed assets from related party by reducing related party receivable	$-	$1,275,528
Machinery lease deposit – related party	$-	$440,367

See accompanying notes to financial statement

Contents

Rhino Productions, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Expressed in U.S. dollars)

September 30, 2011

1.	Basis of presentation

The financial statements included herein are prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).  This basis differs from that used in the statutory accounts of our subsidiaries in the People’s Republic of China (“PRC”), which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2010. The Company follows the same accounting policies in the preparation of interim reports.

2.	Organization and principal activities

Rhino Productions, Inc. (“Company”, “we”, “Rhino”) was organized October 16, 2007 under the laws of the State of Nevada. Prior to the consummation of the Share Exchange Agreement discussed below, we had no operations or substantial assets.

On September 13, 2011, we consummated a Share Exchange Agreement with the shareholders of Vast Glory Holdings Limited (“Vast Glory”), pursuant to which we acquired 100% of the outstanding capital stock of Vast Glory in exchange for 8,250,000 shares of our common stock (the “Acquisition”), which constituted approximately 68% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the Acquisition pursuant to the Exchange Agreement.

The Acquisition was accounted for as a reorganization of equity interests under common control, whereby Vast Glory was the continuing entity for financial reporting purposes and was deemed, for accounting purposes, to be the acquirer of the Company. Although the Company legally acquired Vast Glory, in accordance with the applicable accounting guidance for accounting for a business combination as a pooling of interests, Vast Glory’s assets and liabilities were recorded at their historical carrying amounts, with no goodwill or other intangible assets recorded as a result of the accounting merger of Vast Glory with the Company.

Contents

Vast Glory was incorporated on February 26, 2009 in the British Virgin Islands in anticipation of a business combination. Vast Glory was inactive until April 29, 2011, when the shareholders of HK Food Logistics, Limited (“HK Food”) transferred 100% of the outstanding common shares of HK Food to Vast Glory. As a result of this transaction, HK food became a wholly-owned subsidiary of Vast Glory.

HK Food was incorporated under the laws of the Hong Kong Special Administrative Region of the People's Republic of China (“Hong Kong”) on June 28, 2010.  HK Food established Changchun Yaqiao Business Consulting Co., Ltd. (“WFOE”), a wholly foreign-owned enterprise in China on October 28, 2010.  Until December 29, 2010, when HK Food through WFOE entered into a series of variable interest entity contractual agreements (“VIE Agreements”) with Changchun Decens Foods Co., Ltd. (“Decens”), HK Food had no operations other than those related to its incorporation.

Pursuant to the VIE Agreements, HK Food indirectly controls Decens.  Decens is located in Changchun City, Jilin Province, the People’s Republic of China (“PRC”).  It was established in September 2003 under the laws of the PRC and is principally engaged in the production and distribution of cakes, bakery products and Chinese traditional foods through its outlets and distribution network throughout Jilin Province.

In December 2010, WFOE entered into the VIE Agreements with Decens and its shareholders (the “Decens Shareholders”). The incorporation of HK Food, WFOE and entry into the VIE Agreements did not result in any change in the basis of the assets and liabilities of Decens, which continue to be carried at their historical amounts. WFOE effectively assumed management of the business activities of Decens and has the right to appoint all executive and senior management and the members of the board of the directors of Decens. Rhino, Vast Glory, HK Food, WFOE and Decens are referred to herein collectively as the “Company” or “we”, “us”, “our” or “Group”. The financial statements of Rhino, Vast Glory, HK Food, WFOE and Decens have been combined for all periods presented.

PRC laws and regulations prohibit or restrict foreign ownership of certain bakery content businesses. To comply with these foreign ownership restrictions, the Company operates its name brand bakery sales in the PRC through its Variable Interest Entity (“VIE”) Decens and the other PRC legal entities that were established by the individuals authorized by the Company. The Company has entered into certain exclusive VIE Agreements with Decens through WFOE, which obligate WFOE to absorb a majority of the risk of loss from the VIE’s activities and entitles WFOE to receive a majority of its residual returns. In addition, the Company has entered into certain agreements with the shareholders of Decens through WFOE, including option agreements to acquire the equity interests in Decens when permitted by the PRC laws, and share pledge agreements for the equity interests in the VIE held by the shareholders.

Despite the lack of technical majority ownership, for accounting purposes, there exists a parent-subsidiary relationship between the Company and it VIE, Decens. The Company demonstrates its ability and intention to continue to exercise the ability to absorb substantially all of the profits and all of the expected losses of the VIE. The VIE is subject to operating risks, which determine the variability of the Company’s interest in Decens. Based on these contractual arrangements, the Company consolidates the VIE as required by Accounting Standards Codification (“ASC”) subtopic 810-10 (“ASC 810-10”), Consolidation: Overall, because the Company holds all the variable interests of the VIE through WFOE, which is the primary beneficiary of the VIE.

Contents

3.	Cash and cash equivalents

Cash and cash equivalents represent cash on hand and deposits held at call with PRC banks which is not insured. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

	September 30, 2011	December 31, 2010

Cash on hand	$394,453	$367,909
Cash in bank	750,275	502,132
Total	$1,144,728	$870,041

4.	Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. As of September 30, 2011 and December 31, 2010, no allowance for doubtful accounts was provided for.

	September 30, 2011	December 31, 2010

Due from third parties	$2,189,709	$590,058
Total	$2,189,709	$590,058

5.	Loans receivable

	September 30, 2011	December 31, 2010
Jilin Xingchao Wuzi Co., ltd.	$1,879,617	$1,811,950
Total	$1,879,617	$1,811,950

In 2010, the Company entered into two half-year loan agreements with Jilin Xingchao Wuzi Co., Ltd (“Jilin Xingchao”).

The first loan is for RMB5,000,000 ($773,583) and was due on February 28, 2011. In October 2011, the Company entered into an agreement with Jilin Xingchao to extend the due date of this loan to November 30, 2011. The loan bears 8% annual interest and interest is payable at the end of every three months. For the three months ended September 30, 2011 and 2010, the Company recorded interest income of $15,566 (RMB100,000) and $4,924 (RMB33,333) from this loan, respectively. For the nine months ended September 30, 2011 and 2010, the Company recorded interest income of $46,135 (RMB300,000) and $4,924 (RMB33,333) from this loan, respectively.

The second loan is for RMB7,000,000 ($1,083,016) and was due on May 31, 2011. The loan bears 8% annual interest and interest is payable at the end of every three months. In October 2011, the Company entered into an agreement with Jilin Xingchao to extend the due date of this loan to November 30, 2011. For the three months ended September 30, 2011 and 2010, the Company recorded interest income of $21,792 (RMB140,000) and nil from this loan, respectively. For the nine months ended September 30, 2011 and 2010, the Company recorded interest income of $64,590 (RMB420,000) and nil from this loan, respectively.

Contents

6.	Related party transactions

a)	Loans to (from) related parties are as follows:

	September 30, 2011	December 31, 2010
Jilin Fuyuanguan Foods Co., Ltd (Decens’ shareholder)	$1,003,838	$967,700
Total	$1,003,838	$967,700

These loans bear no interest and are due on demand.

b)	Prepaid leases - related party

	September 30, 2011	December 31, 2010
Prepaid leases - outlets and office building	$3,821,888	$905,975

1.
The Company leases its office building and certain operating outlets from one of its stockholders. This lease is for 5 years starting from 2008 and the total rent of RMB15,000,000 was prepaid in advance. The rent will be amortized equally over the five year term of the lease using the straight line method. The monthly rental is RMB 250,000 (approximately $38,000).

For the three months ended September 30, 2011 and 2010, in respect of this lease, the Company recorded related party lease expense in cost of goods sold of $40,861 (RMB262,500) and $38,778 (RMB262,500), respectively, and related party lease expense in operating expenses of $75,884 (RMB487,500) and $72,017 (RMB487,500), respectively.

For the nine months ended September 30, 2011 and 2010, in respect of this lease, the Company recorded related party lease expense in cost of goods sold of $121,095 (RMB787,500) and $115,680 (RMB787,500), respectively, and related party lease expense in operating expenses of $224,890 (RMB1,462,500) and $214,836 (RMB1,462,500), respectively.

2.
On June 25, 2011, the Company entered into a new lease agreement with one of the Company’s shareholders. Pursuant to this lease, the Company will lease an office building and use it as an administration, sales and manufacturing facility. The lease is for 5 years,  from September 1, 2011 to September 1, 2016. The total rent of RMB21,000,000 was prepaid in advance. The rent will be amortized equally over the five year term of the lease using the straight line method. The monthly rental is RMB 350,000 (approximately $53,800).

For the three months ended September 30, 2011 and 2010, in respect of this lease, the Company recorded related party lease expense in cost of goods sold of $19,068 (RMB122,500) and nil, respectively, and related party lease expense in operating expenses of $35,413 (RMB227,500) and nil, respectively.

For the nine months ended September 30, 2011 and 2010, in respect of this lease, the Company recorded related party lease expense in cost of goods sold of $19,068 (RMB122,500) and nil, respectively, and related party lease expense in operating expenses of $35,413 (RMB227,500) and nil, respectively.

Contents

c)	Equipment lease – related party

In 2008, Decens signed an equipment lease agreement with Jilin Fuyuanguan Foods Co., Ltd (“Jilin Fuyuanguan”), a stockholder. In June 2010, Decens purchased the leased equipment from Jilin Fuyuanguan.

For the nine months ended September 30, 2011 and 2010, in respect of this lease, the Company recorded related party equipment lease expense in cost of goods sold of nil and $131,832, respectively.

d)	Related party payable

	September 30, 2011	December 31, 2010
Due to shareholders	$90,499	$89,357

7.	Prepaid lease

On June 30, 2011, the Company entered into a new lease agreement with a third party for a new retail store. The lease is for 5 years, from July 1, 2011 to June 1, 2016. The total rent is RMB6,000,000 ($939,224), of which RMB3,000,000 ($469,612) was paid by the Company in September 2011. The remaining rent of RMB3,000,000 is due before May 31, 2014. The total rent will be amortized equally over the five years using the straight line method. The monthly rental is RMB 100,000 (approximately $15,500).

For the three months ended September 30, 2011 and 2010, in respect of this lease, the Company recorded lease expense in operating expenses of $46,698 (RMB300,000) and nil, respectively.

For the nine months ended September 30, 2011 and 2010, in respect of this lease, the Company recorded lease expense in operating expenses of $46,698 (RMB300,000) and nil, respectively.

8.	Inventory

	September 30, 2011	December 31, 2010
Raw materials	$178,959	$62,385
Finished goods	27,888	16,383
Total	$206,847	$78,768

9.	Property and equipment

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line method after taking into account the estimated residual values of property and equipment over the following estimated useful lives:

Machinery	10 years
Vehicles	6 years
Office equipment	4 years

Contents

Property and equipment consist of the following:

	September 30, 2011	December 31, 2010
Machinery	$1,323,916	$1,205,602
Vehicles	337,880	325,717
Office equipment and electronic devices	76,447	37,922
Total	1,738,243	1,569,241
Less: accumulated depreciation	(414,143)	(217,969)
Total fixed assets, net	$1,324,100	$1,351,272

For the three months ended September 30, 2011 and 2010, the Company recorded depreciation expense in cost of goods sold of $38,839 and $37,242, respectively, and depreciation expense in operating expenses of $23,841 and $27,803, respectively.

For the nine months ended September 30, 2011 and 2010, the Company recorded depreciation expense in cost of goods sold of $112,336 and $44,619, respectively, and depreciation expense in operating expenses of $72,276 and $38,159, respectively.

10.	Prepaid income taxes

On September 30, 2011, the Company made a tax payment based on its estimate of its income tax expense for the three months ended September 30, 2011. The Company over-estimated its income tax expenses, which resulted in prepaid income taxes of $38,287. The prepaid income taxes will be used as a credit applied towards the tax liability of the next period.

11.	Taxes payable

	September 30, 2011	December 31, 2010
Value-added tax payable	$-	$96,117
Enterprise Income tax payable	-	351,807
Others	-	9,611
Total	$-	$457,535

12.	Other income

Subsidy income:

For the nine months ended September 30, 2011, the Company received a one-time reform subsidy fund of $109,231 (RMB710,000) from the Chinese government.

13.	Income Tax

USA

The Company and its subsidiaries and VIE are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of September 30, 2011 and December 31, 2010.

Contents

BVI

Vast Glory is incorporated under the International Business Companies Act of the British Virgin Islands and accordingly, is exempted from payment of British Virgin Island’s income taxes.

Hong Kong

HK Food was incorporated in Hong Kong and is subject to Hong Kong income taxes. As HK Food had no income generated in Hong Kong, there was no tax expense or tax liability at September 30, 2011.

PRC

WFOE and Decens, which were incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).  The prevailing statutory EIT rate is 25% for WFOE and Decens. For the three months ended September 30, 2011 and 2010, we recorded a tax provision of $1,392,121 and $925,233, respectively, as a result of our operations in the PRC. For the nine months ended September 30, 2011 and 2010, we recorded a tax provision of $1,907,749 and $1,316,288, respectively, as a result of our operations in the PRC.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
PRC federal statutory tax rate	25%	25%	25%	25%
Pre-tax income	$5,416,049	$3,691,084	$7,624,088	$5,188,466
Temporary difference
Lease expense - related party	-	-	(45,848)	-
Interest income	-	-	(9,027)	-
Non-taxable income	-	-	(109,231)	-
Non-deductible expense	239	9,848	18,818	76,686
Taxable income	5,416,288	3,700,932	7,478,800	5,265,152
Income tax	$1,354,072	$925,233	$1,869,700	$1,316,288

14.	Recent accounting pronouncements

Recently, the following accounting standards or amendments to existing standards have been issued and communicated through the following FASB Accounting Standards Updates (ASU):

ASU No. 2011-09— Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan

ASU No. 2011-08— Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment

Contents

After evaluation of the above standards, management concluded they are not applicable to the Company’s financial accounting and reporting, and, if adopted, there would be no significant effect on the Company’s financial statements.

15.	Commitments

Operating lease commitment

On June 30, 2011, the Company entered into a new lease agreement with a third party to lease a new retail store. The lease is for 5 years, from July 1, 2011 to June 30, 2016. The total rent is RMB6,000,000 ($939,224), of which RMB3,000,000 ($469,612) was paid by the Company in September 2011. The remaining rent of RMB3,000,000 is due before May 31, 2014.

16.	Subsequent events

On October 31, 2011, Decens signed an agreement with Jilin Xingchao Wuzi Co., Ltd (“Jilin Xingchao”) to extend the payoff date of two loans to Jilin Xingchao from October 31, 2011 to November 30, 2011. Jilin Xingchao will repay the principal of the loan plus interest on or before November 30, 2011.

Contents

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Summary

 (In U.S. Dollars, except percentages)

	Three months ended		Percentage	Nine months ended		Percentage
	September 30,		increase (decrease)	September 30,		increase (decrease)
	2011	2010		2011	2010

Sales	$9,678,303	$6,702,635	44%	$15,308,878	$10,919,362	40%
Cost of sales	3,719,246	2,664,790	40%	6,532,665	4,821,366	35%
Cost of sales – related party	59,929	38,778	55%	140,163	247,512	(43%)
Gross profit	5,899,128	3,999,067	48%	8,636,050	5,850,484	48%
Selling, general and administrative expenses	442,530	226,206	96%	1,007,873	436,650	131%
Lease expenses - related party	111,297	72,017	55%	260,303	215,878	21%
Income from operations	5,345,301	3,700,844	44%	7,367,874	5,197,956	42%
Other income	38,064	5,013	659%	222,066	5,283	4,103%
Income before income taxes	5,383,365	3,705,857	45%	7,589,940	5,203,239	46%
Income taxes	(1,354,072)	(925,233)	46%	(1,869,700)	(1,316,288)	42%
Net income	4,029,293	2,780,624	45%	5,720,240	3,886,951	47%

Three Months Ended September 30, 2011 Compared With Three Months Ended September 30, 2010

Sales

For the three months ended September 30, 2011, our sales were $9,678,303, an increase of $2,975,668, or approximately 44% from $6,702,635 for the same period of 2010. Our sales growth was driven by higher net pricing and increases in volume. Higher net pricing was reflected across most of our products as we increased prices to offset higher input costs and we sold more small packages with higher mark-ups. Favorable volume was driven primarily by higher demand for moon cakes for the Mid-autumn festival in September 2011.

Contents

Cost of Sales

Cost of sales primarily consists of the cost of raw materials and manufacturing overhead.  The cost of sales excluding related party cost of sales for the three months ended September 30, 2011 was $3,719,246, an increase of $1,054,456, or 40%, from $2,664,790 for the same period of 2010.  The increase in cost of sales excluding related party cost was driven by higher raw material costs and higher manufacturing costs. For the three months ended September 30, 2011, raw material cost in cost of sales was $3,199,228, an increase of $923,767, or 41%, from $2,275,461 for the same period of 2010.

Manufacturing overhead expenses for the three months ended September 30, 2011 was $520,019, an increase of $130,690, or 34%, compared to $389,329 for the same period in year 2010. This is because of the increase in utility costs and packaging costs.

Cost of Sales- Related Party

The Company leases its office building and certain operating outlets from one of its stockholders. The lease is for 5 years starting from 2008 and a total rent was prepaid in advance. The rent is amortized equally over the five year term of the lease using the straight line method. The monthly rental allocated to cost of sales is RMB 87,500 (approximately $13,200).

On June 25, 2011 the Company leased an office building from one of the Company’s shareholders for use as a new administration, sales and manufacturing facility. The lease is for 5 years, September 1, 2011 to September 1, 2016. The total rent of RMB21,000,000 (approximately $3,249,000) was paid in advance. The rent is amortized equally over the five year term of the lease using the straight line method. The monthly rental allocated to cost of sales is RMB 122,500 (approximately $18,500).

Cost of sales – related party was $59,929 for the three months ended September 30, 2011, an increase of $21,151 from $38,778 for the same period of last year. This is due to the new lease from a related party for an office building starting from September 1, 2011.

Profit Margins

Our gross profit margin increased to 61% for the three months ended September 30, 2011, compared to 60% to the same period of 2010. The increased profit margin reflects our ability to increase prices of our products to offset the increase in raw materials and operating expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2011 were $442,530, an increase of $216,324, or 96%, as compared to $226,206 for the same period in 2010. There two reasons for the increase are an ncrease in salaries paid to our employees generally and  costs incurred in connection with preparations to becaome a publicly traded company.

 Lease expenses – related party

The Company leases its office building and certain operating outlets from one of its stockholders pursuant to a 5 year lease that commenced in 2008.  Thel rent was prepaidand will be amortized equally over the five year term using the straight line method. The monthly rental allocated to selling, general and administrative expenses for this lease was RMB 162,500 (approximately $24,500).

Contents

On June 25, 2011 the Company leased an office building from one of the Company’s shareholders for use as an administration, sales and manufacturing facility. The lease is for 5 years, and terminates September 1, 2016. The total rent of RMB21,000,000 (approximately $3,249,000) was paid in advanceand is being amortized equally over the five year term using the straight line method. The monthly rental allocated to selling, general and administrative expenses is RMB 227,500 (approximately $34,300).

For the three months ended September 30, 2011 and 2010, the Company recorded related party lease expense in operating expenses of $111,297 and $72,017, respectively. The increase was due to the new office building leased from one of the shareholders starting from September 1, 2011.

Other Income

Other income for the three months ended September 30, 2011 was $38,064, an increase of $33,051 compared to $5,013 for the same period in year 2010. This was due to the interest income from two loans the Company entered into in the second half of 2010.

Income taxes

The Company, its subsidiaries and VIE are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of September 30, 2011 and December 31, 2010.  The Company’s subsidiary, HK Food Logistics, Limited, was incorporated in Hong Kong and is subject to Hong Kong income taxes. As the Company had no income generated in Hong Kong, there was no tax expense or tax liability payable to Hong Kong for periods ended September 30, 2011 and 2010.  The Company’s subsidiary, WFOE, and its VIE, Decens, were incorporated in the PRC and are governed by the income tax laws of the PRC and are subject to PRC enterprise income tax (“EIT”).  The prevailing statutory rate of enterprise income tax is 25%. The Company recorded an income tax provision of $1,354,072 and $925,233 for the three months ended September 30, 2011 and 2010, respectively, as a result of our operations iin the PRC.

The company has recorded zero deferred tax assets or liabilities as of September 30, 2011 and 2010, net of tax allowance, because all other significant differences in tax basis and financial statement amounts are permanent differences.

Nine Months Ended September 30, 2011 Compared With Nine Months Ended September 30, 2010

Sales

For the nine months ended September 30, 2011, our sales were $15,308,878, an increase of $4,389,516, or approximately 40%, from $10,919,362 for the same period of 2010. Our sales growth was driven by higher net pricing and favorable volume. Higher net pricing was reflected across most of our products as we increased prices to offset higher input costs and we sold more small packages with higher mark-ups. Favorable volume was driven primarily by a new series of rice glue balls we introduced during 2011, Chinese New Year, and higher demand for our moon cakes during the Mid-autumn Festival in September 2011.

Contents

Cost of Sales

Cost of sales primarily consists of the cost of raw materials and manufacturing overhead expenses. The cost of sales excluding related party cost of sales for the nine months ended September 30, 2011 was $6,532,665, an increase of $1,711,299, or 35%, from $4,821,366 for the same period of 2010.  The increase in cost of sales excluding related party cost was driven by higher raw material costs and higher manufacturing costs. For the nine months ended September 30, 2011, raw material cost in cost of sales was $5,259,670, an increase of $1,388,380, or 36%, from $3,871,290 for the same period of 2010.

Manufacturing overhead expenses for the nine months ended September 30, 2011 was $1,272,995, an increase of $322,919, or 34%, compared to $950,076 for the same period in year 2010. This is because of increases insalaries to our employees generally during the second half of 2010; increased depreciation expenses as a result of the purchase of previously leased machinery in June 2010; and  increases in utility costs and packaging costs.

Cost of Sales- Related Party

Cost of sales – related party was $140,163 for the nine months ended September 30, 2011 compared to $247,512 for the same period of last year. The decrease reflects the decision to purchase the machinery previously leased from a stockholder, partially offset by the expense of the new lease entered into effective September 1, 2011.

Profit Margins

Our gross profit margin increased to 56% for the nine months ended September 30, 2011, compared to 54% for the same period of 2010. The increased profit margin reflects our ability to increase prices of our products to offset the increase in raw materials and operating expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2011 were $1,007,873, an increased of $571,223, or 131%, as compared to $436,650 for the same period in 2010. There three principal reasons for the increase are increases in salaries to our employees, professional fees incurred in preparation for becoming a publicly traded company; and the increase in depreciation expenses in 2011 due to the purchased of previously leased equipment.

Lease expenses – related party

The Company leases its office building and certain operating outlets from one of its stockholders. The lease is for 5 years starting from 2008 and the total rent was prepaid in advance. The rentwill be amortized equally over the five year term of the lease using the straight line method. The monthly rental allocated to selling, general and administrative expenses in respect of this lease is RMB 162,500 (approximately $24,500).

On June 25, 2011 the Company leased an office building from one of the Company’s shareholders to use as an administration, sales and manufacturing facility. The lease is for 5 years terminating September 1, 2016. The total rent was paid in advance and will be amortized equally over  five years using the straight line method. The monthly rental allocated to selling, general and administrative expenses in respect of this lease is RMB 227,500 (approximately $34,300).

Contents

For the nine months ended September 30, 2011 and 2010, the Company recorded related party lease expense in operating expenses of $260,303 and $215,878, respectively. The increase was due to the new office building leased from a related party starting from September 1, 2011.

Other Income

Other income for the nine months ended September 30, 2011 was $222,066, an increase of $216,783 compared to $5,283 for the same period in year 2010. This was due to the interest income from two loans the Company entered into in the second half of 2010; and a one-time reform subsidy fund of $109,231 (RMB710,000) received from the Chinese government.

Income taxes

As the Company had no income generated in the United States or Hong Kong duringthe first nine months of 2011 and 2010, there was no tax expense or tax liability due to the Internal Revenue Service of the United States or the Hong Kong tax authorities as of September 30, 2011 and December 31, 2010. The prevailing statutory rate of enterprise income tax is 25% in the PRC. We recorded an income tax provision of $1,869,700 and $1,316,288 for the nine months ended September 30, 2011 and 2010, respectively, in respct of our PRC operations.

The company has recorded zero deferred tax assets or liabilities as of September 30, 2011 and 2010, net of tax allowance, because all other significant differences in tax basis and financial statement amounts are permanent differences.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2011, we have cash and cash equivalents of $1,144,728 and working capital of $5,282,706.

Consolidated Statement of Cash Flows

	For the nine months ended
	September 30,
	2011	2010
Net cash provided by operating activities	$356,219	$3,953,473
Net cash used in investing activities	(108,391)	(1,579,690)
Net cash provided by (used in) financing activities	1,141	(1,395,562)
Exchange rate effect on cash	25,718	22,089
Net cash inflow	$274,687	$1,000,310

Contents

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2011 totaled $356,219, a decrease of $3,597,254, compared to $3,953,473 for the same period in year 2010.  This is mainly due to the increase in prepaid leases and a decrease in taxes payable.   The lease prepayments reflect

the lease with a related party for an office building to be used as an administration, sales and manufacturing facility for which the Company paid RMB21,000,000 (approximately $3,249,000) in advance and another new lease agreement with a third party for  a new retail store for which the Company paid RMB3,000,000 ($469,612) in September 2011.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 was $108,391, reflecting the fixed assets purchased in 2011. The cash used in investing activities for the same period in 2010 was $1,579,690, reflecting cash paid to a shareholder offset by receipts from the related party.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was $1,141 compared to negative cash flow of $1,395,562 for the same period of last year, reflecting dividends declared and paid in 2010.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Contents

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Yakun Song, and Chief Financial Officer, Fengying Su, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

OTHER INFORMATION

Item 1A – RISK FACTORS.

The Company is subject to various risks in its operations and as a result of the concentration of its business in the People’s Republic of China.  The risks to which the Company is subject have not changed materially from those set forth in its Report on Form 8-K filed September 15, 2011, which are incorporated by reference into this report.

ITEM 6 - EXHIBITS

The following exhibits are filed with this report:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Operations and Comprehensive Income for the three and nine month periods ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows for the ninth month periods ended September 30, 2011 and 2010 and (iv) the notes to the Consolidated Financial Statements.

Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHINO PRODUCTIONS, INC.

Dated: November 14, 2011	By:	/s/ Ya Kun Song
Ya Kun Song
Chief Executive Officer and President