Form 10-K
period 2011-12-31
Yakun Investment & Holding Group
filed 2012-03-30
CIK 1423723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Commission File Number: 001-34210

YAKUN INTERNATIONAL INVESTMENT & HOLDING GROUP
 (Exact name of registrant as specified in its charter)

Nevada	001-34210	33-1176182
(State or Other Jurisdiction of Incorporation)	Commission File Number	(IRS Employer Identification Number)

No.40-1 Dama Road,
Nanguan District, Chang Chun China 130000
(Address of principal executive offices) (Zip code)

043188738636
 (Registrant's telephone number, including area code)

Rhino Productions, Inc.
(Former name or former address, if changed since last report.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2011, the number of outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 359,000 shares. However, since there was no trading market for the common stock on that date, it is impracticable to ascertain the aggregate market value of those shares as of that date.

As of March 1, 2012, we had outstanding 13,259,600 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

INDEX
YAKUN INTERNATIONAL INVESTMENT & HOLDING GROUP

i

Index

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•
the “Company,” “we,” “us,” and “our” refer to the combined business of Yakun International Investment & Holding Group., a Nevada corporation (formerly known as Rhino Productions, Inc. or “Rhino”) and its subsidiaries, Vast Glory Holdings Limited, a BVI limited company (“Vast Glory”),  HK Food Logistics, Ltd. (“HK Food Logistics”), a Hong Kong company, Changchun Yaqiao Business Consulting Co., Ltd. (“WFOE”) a PRC company, and our variable interest entity, Changchun Decens Foods Co., Ltd. (“Decens Foods”), a PRC company which we control through a series of contractual arrangements between WFOE and Decens Foods;

•	“BVI” refers to the British Virgin Islands;
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“VIE” refers to Decens Foods, our variable interest entity;

•
“VIE Agreements” refers to the contractual arrangements among WFOE, Decens Foods and the shareholders of Decens Foods whereby WFOE controls the operations of Decens Foods, and is entitled to the benefit of its operations;

•	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People's Republic of China;
•	“PRC,” “China,” and “Chinese,” refer to the People's Republic of China;
•	“Renminbi” and “RMB” refer to the legal currency of China;

•	“SEC” refers to the Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended; and
•	“U.S. dollars,” “dollars”, “USD” and “$” refer to the legal currency of the United States.

ii

Index

PART I

Item 1	Business.

Business Overview

We are a manufacturer and distributor of bakery products in Jilin Province. In addition to a large variety of traditional Chinese bakery products, including breads, cookies, cakes, zong-zi, pastries and other items prepared and sold on a daily basis, we feature moon cakes and other specialty holiday products prepared and sold in decorative boxes suitable for gift giving. In addition we have added a line of western-flavored bakery products to our offerings and sell a variety of ancillary food products such as ice cream, soda and other products to be eaten on-site or to go.  We divide our products into 15 categories which include more than 600 varieties. As of the end of 2011, we were selling our products at 13 retail stores which we operate and through approximately 50 supermarkets, 250 small chain supermarkets and 270 convenience stores. Our products are available in most major areas in Jilin Province, where we sell nearly all of our bakery products.

Decens Foods, our variable interest entity or VIE, through which we conduct our bakery operations in the PRC, was established in September 2003 and at that time acquired the bakery operations of Changchun Decens, an enterprise that was established in the third year of the reign of Emperor Xuantong Qing Dynasty (1911AD) and that had achieved a reputation for quality throughout Jilin Province.  Changchung Decens was a state owned enterprise that manufactured and distributed its products almost exclusively in Changchung City, the capital of Jilin Province.  At the time of it acquisition by Decens Foods, Changchung Decens was focused on producing approximately 300 traditional Chinese bakery items, operated two retail stores and sold its products to only a limited number of supermarkets.  Since the acquisition of Changchung Decens by Decens Foods, Ms. Yakun Song, has sought to expand the number of items produced by Decens Foods, to widen the geographical area in which it distributes its products and to increase the channels of distribution used to reach the ultimate consumer, while also instilling a profit oriented culture. By 2009 Decens was operating 11 retail stores. During 2010 and 2011 Decens sought to improve its profitability by opening new stores in better locations and closing smaller less profitable stores and as of the end of 2011 was operating 13 retail stores.  Decens intends to continue to open new stores for the foreseeable future within Jilin Province. As part of its effort to expand, since the beginning of 2012Decens has commenced distributing its products through 2 supermarkets located in Songyuan City, the fourth largest city in Jilin, and has opened 2 retail stores in Songyuan.  Today, as more fully discussed below, Decens Foods manufactures approximately 600 items, including western foods as well as traditional Chinese bakery products and distributes its products throughout Jilin Province.

In 2006, we were certified as ISO9001 compliant and one of the trademarks under which we sell our products was designated as a “China Time Honored Brand” by the Ministry of Commerce.  To have its brand designated as a time honored brand, the company which owns a brand must be able to demonstrate to the Ministry of Commerce that the brand was in use prior to 1957, is used in connection with the distribution of a traditional Chinese product or service and that the company has the skills to produce the product or provide the service in accordance with Chinese tradition.  Consequently, the Company considers the designation of its brand name as a time honored brand to be significant as Chinese consumers recognize that companies awarded such designation have been designated by the government as preserving traditional Chinese culture.

Our principal executive office is located at No.40-1, Dama Road, Nanguan District, Chang Chun, People's Republic of China. The telephone number at our principal executive office is (+86)43188738636.

Index

Corporate History

We were incorporated in the state of Nevada on October 16, 2007 under the name Rhino Productions, Inc.   Prior to the acquisition of Vast Glory, we were a development stage company that had not generated any revenue from operations since inception.  On December 9, 2009, Vast Glory purchased 2,000,000 shares of our outstanding common stock from our then chief executive officer and sole director for $132,000. The 2,000,000 shares constituted 52.5% of the 3,809,600 then outstanding shares of our company, resulting in a change in the controlling interest of our company. Prior to consummation of the Share Exchange Agreement described below, Vast Glory distributed the 2,000,000 shares of our company to Ms. Song, then its sole shareholder.

Acquisition of Vast Glory

On September 13, 2011, we consummated a Share Exchange Agreement with the shareholders of Vast Glory, pursuant to which we acquired 100% of the outstanding capital stock of Vast Glory in exchange for 8,250,000 shares of our common stock (the “Acquisition”), which constituted approximately 68% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the Acquisition pursuant to the Exchange Agreement.

At the time of the Acquisition, Vast Glory owned all of the outstanding capital stock of HK Food Logistics, Ltd. (“HK Food Logistics”), a Hong Kong company.  HK Food Logistics, in turn, owned all of the outstanding capital stock of Changchun Yaqiao Business Consulting Co., Ltd. (“WFOE”), a PRC company.  WFOE has entered into a series of agreements we refer to as the “VIE Agreements” whereby WFOE controls the operations of and is entitled to receive the pre-tax profits of our variable interest entity, Changchun Decens Foods Co., Ltd. (“Decens Foods”), a PRC company. Thus, as a result of the Acquisition of Vast Glory, we have acquired the economic benefits of the operations of Decens Foods and the financial statements included in this Report include the results of the historical operations of Decens.

Prior to the consummation of the Share Exchange Agreement, the shareholders of Vast Glory and our company (then Rhino Productions, Inc., or Rhino) were substantially the same.  Accordingly, the Acquisition was accounted for as a reorganization of equity interests under common control, whereby Vast Glory was the continuing entity for financial reporting purposes and was deemed, for accounting purposes, to be the acquirer of Rhino. Although Rhino legally acquired Vast Glory, in accordance with the applicable accounting guidance for accounting for a business combination as a pooling of interests, Vast Glory’s assets and liabilities, including those of Decens, were recorded at their historical carrying amounts, with no goodwill or other intangible assets recorded as a result of the accounting merger of Vast Glory with Rhino.

            Effective December 14, 2011, we changed our corporate name to Yakun International Investment & Holding Group.

The VIE Agreements

Current PRC laws and regulations impose substantial restrictions on foreign ownership of companies engaged in certain industries or owning certain rights. In January 2011, the Ministry of Commerce issued “Notice to Further Protect and Promote the Brand Name with Long History” in which it stated that it will fully comply with the “Regulations for Merger and Acquisitions of Domestic Enterprises by Foreign Investors” it issued in 2009 in assessing the acquisition by foreigners of Chinese brand names with a long history.  Such regulations provide that if a trademark is to be acquired by non-Chinese citizens the acquirer must submit a report to the Ministry of Commerce which, if it determined that the transaction may have a serious impact on the security of China’s economy, could prohibit the transaction or amend the terms on which it occurred to eliminate the perceived threat. Although they believed there is no basis for such action, the shareholders of Decens Foods were concerned that the Ministry of Commerce would not permit the trademark or Decens Foods to be acquired by foreigners or would simply fail to take any action on any request for such a transfer.  Rather than seek the consent of the Chinese authorities to the acquisition of Decens Foods by Rhino, the shareholders of Decens Foods determined to cause

Index

Decens Foods to enter into the VIE Agreements with WFOE.  Therefore, although our principal operations in the PRC are conducted through Decens Foods, rather than holding a direct ownership in Decens Foods, we hold a direct ownership interest in WFOE, which controls Decens Foods through the VIE Agreements and which, pursuant to such agreements is entitled to the benefits of the operations of Decens Foods. Under generally accepted accounting principles in the United States, the enterprise that controls the economic risks and rewards of a variable interest entity is required, regardless of ownership, to consolidate the operating results of the variable interest entity into its own. Consequently, we have consolidated the historical financial results of Decens Foods in our financial statements.

The VIE Agreements consist of an Entrusted Management Agreement, an Exclusive Service Agreement, an Exclusive Option Agreement and a Shareholders’ Voting Proxy Agreement among WFOE, Decens Foods and the shareholders of Decens Foods, who at the time these agreements were entered into were Ms. Song and Jilin Fooding Foods Group Co., Ltd.  (the “Original Decens Foods Shareholders”). The material terms of these agreements are summarized below, which summaries are qualified in their entirety by reference to the full text of the agreements, which are filed as exhibits to this report.

•
Entrusted Management Agreement. Under the Entrusted Management Agreement among WFOE, Decens Foods and the Original Decens Foods Shareholders, WFOE will manage the business operations of Decens Foods in exchange for a management fee, payable monthly, in an amount equal to the monthly earnings of Decens Foods, before income taxes (if any). The management fee is payable to WFOE on a monthly basis. No payment is required for any month during which Decens Foods incurs a loss. Losses incurred will be credited against profits generated in subsequent months for purposes of computing the monthly management fee payable to WFOE. During the term of the agreement, Decens Foods may not contract with any other party to provide services that are the same or similar to the services to be provided by WFOE pursuant to the agreement. The agreement shall remain in effect until the earliest of (i) the winding up of Decens Foods, (ii) the date on which WFOE completes the acquisition of Decens Foods in accordance with the Exclusive Option Agreement, as described below, and (iii) a date mutually agreed to by WFOE, Decens Foods and the then shareholders of Decens Foods .

•
Exclusive Service Agreement. Under the Exclusive Service Agreement between Decens Foods and WFOE, WFOE will provide on an exclusive basis specified services to Decens Foods. In consideration for such services, Decens Foods  shall pay WFOE fees at mutually acceptable rates upon presentation by WFOE of statements of account based upon hours of service, which fees shall be considered an operating expense of Decens Foods in determining earnings (before income taxes) in determining the monthly management fee payable to WFOE under the Entrusted Management Agreement. The rates to be paid by Decens Foods will be adjusted to be comparable to the rates that would be paid in arms’ length transactions in Jilin Province for services similar to that provided by WFOE as determined from time to time by the management of WFOE.  The Service Agreement shall remain in effect until the earliest of (i) the winding up of Decens Foods, (ii) the date on which WFOE completes the acquisition of Decens Foods in accordance with the Exclusive Option Agreement, as described below, and (iii) a date mutually agreed to by WFOE, Decens Foods and the then shareholders of Decens Foods.

•
Option Agreement. Under the Option Agreement, Jilin Fooding Foods Group Co., Ltd. and Ms. Song, who then collectively owned 100% of the equity interest in Decens Foods, granted WFOE an exclusive, irrevocable option to purchase all or part of their equity interests in Decens Foods, exercisable at any time and from time to time, to the extent permitted under PRC law, and Decens Foods granted WFOE an option to acquire all or a part of the assets or business of Decens Foods, to the extent permitted under the laws of the PRC. The purchase price of the equity interest will be equal to the value of the equity interests of Decens Foods to be purchased as mutually determined by WFOE and the then shareholders of Decens Foods.

Index

•
Shareholders’ Voting Proxy Agreement. Pursuant to the Shareholders’ Voting Proxy Agreement, each of the shareholders of Decens Foods has irrevocably granted individuals designated by WFOE all of the voting rights as a shareholder of Decens Foods for the maximum period of time permitted by law. Each shareholder of Decens Foods also has agreed not to transfer his or her equity interest in Decens Foods to any party other than WFOE or a designee of WFOE.

We believe that the terms of these agreements are no less favorable than the terms that we could obtain from disinterested third parties, and that our conduct of business through these agreements complies with existing PRC laws, rules and regulations.

The following chart reflects our organizational structure as of the date of this report:

Yakun International Investment & Holding Group (Nevada)
 (formerly Rhino Productions, Inc.)
|
 100%
|
Vast Glory Holdings Limited (BVI)
|
 100%
|
HK Food Logistics, Limited (Hong Kong)
|
100%
Changchun Yaqiao Business Consulting Co., Ltd. or WFOE (PRC)
VIE Contractual Arrangements:
Entrusted Management Agreement
Exclusive Service AgreementOption Agreement
Shareholders’ Voting Proxy Agreement
Changchun Decens Foods Co., Ltd. or VIE (PRC)

Operations

We manufacture and distribute bakery products in Jinlin Province, PRC, under the brand name “DingFengZhen,” which we believe was first used in 1911.  In addition to a large variety of traditional Chinese bakery products, including breads, cookies, cakes, zong-zi, pastries and other items prepared and sold on a daily basis, we feature moon cakes and other specialty holiday products prepared and sold in decorative boxes suitable for gift giving. In addition we have added a line of western-flavored bakery products to our offerings and sell a variety of ancillary food products such as ice cream, soda and other products to be eaten on-site or to go.  We divide our products into 15 categories which include more than 600 varieties. As of the end of 2011 we were selling  our products at 13 retail stores which we operate and through approximately 50 supermarkets, 250 small chain supermarkets and 270 convenience stores. Our products are available in most major areas in Jilin Province, where we sell nearly all of our bakery products. During 2011, approximately 49% of our bakery products were sold at our retail locations, approximately 21% were sold to supermarkets and chain supermarkets, approximately 15% were sold through convenience stores, approximately 12% were sold through the mails primarily during holiday seasons and approximately 3% were sold through wholesale distributors.

Index

    Decens Foods, our variable interest entity or VIE, through which we conduct our bakery operations in the PRC, was established in September 2003 and at that time acquired the bakery operations of Changchun Decens, then a state owned enterprise that that had succeeded to a business that was established in the third year of the reign of Emperor Xuantong Qing Dynasty (1911AD).   At the time we acquired Changchung Decens it was focused on producing approximately 300 traditional Chinese bakery items, operated two retail stores and sold its products to only a limited number of supermarkets.  Since the acquisition of Changchun Decens by Decens Foods, Ms. Song has sought to expand the number of items produced by Decens Foods, to widen the geographical area in which its distributes its products and to increase the channels of distribution used to reach the ultimate consumer, while also instilling a profit oriented culture. By 2009 Decens was operating 11 retail stores and its revenues had grown to $11,868,474.  During 2010 and 2011 Decens sought to improve its profitability by opening new stores in better locations and closing smaller less profitable stores.  As of the end of 2011 Decens was operating 13 retail stores.  Decens intends to continue to open new stores for the foreseeable future within Jilin Province, and seek to increase the number of third parties that distribute its products.   As part of its effort to expand, since the beginning of 2012, Decens has commenced distributing its products through 2 supermarkets located in  Songyuan City, the fourth largest city in Jilin, and has opened 2 retail stores in Songyuan.  Today, as more fully discussed below, Decens Foods manufactures approximately 600 items, including western foods as well as traditional Chinese bakery products and distributes its products throughout Jilin Province.

Our Products

According to Chinese tradition, as is common with other ethnic traditions, holiday bakery products, such as moon cakes, rice glue balls and zong-zi, a traditional Chinese food, made of glutinous rice stuffed with different fillings and wrapped in bamboo or reed leaves, are served when the family gathers for the holiday or are sent as gifts to friends.  In particular, in China it is customary to serve rice glue balls during the New Year’s celebrations each February; to serve zong-zi during the dragon boat festival in June and to serve moon cakes at Mid-Autumn Festival celebrations in September. Since the production of holiday bakery products is labor-intensive, time consuming and complicated, instead of making bakery products on their own, as their incomes rise, Chinese citizens are likely to purchase holiday bakery products from commercial producers. Over the past century our predecessor, Changchun DingFengZhen, has been dedicated to the production of holiday bakery products and its holiday offerings have been given as gifts to friends.

Even today, our holiday Chinese bakery products are produced according to our unique and secret recipes and use traditional ingredients, such as flour, rice flour, sugar, oil, eggs and dairy products with a variety of accent materials, fillings and sauces. Our Western-styled bakery products are made according to recipes from Europe and America, and the main ingredients reflect the source of the recipe and use ingredients found in European and Western pastries, flour, sugar, butter, milk, vanilla powder and coconut.  Western-flavored bakery products tend to contain more fat and proteins than Chinese products, which is a principal reason for the difference in tastes. We constantly adjust the ingredients and recipes of our Western-styled bakery products to accommodate Chinese tastes and as a result, the sales of these products have been increasing.

To increase the consumer appeal of our holiday products, we design elaborate holiday style packages in which the products can be shipped or given, and customize our moon cakes by inscribing the name of a company or another message requested by the customer onto the top of the cake.

Sales, Marketing and Distribution

We manufacture, market, sell and distribute our bakery products exclusively in Jilin Province, PRC, under a variety of trademarks and the brand name DingFengZhen, which we believe was established in1911. As of the end of 2011 we were selling our bakery products at our 13 retail stores and through approximately 50 supermarkets, 250 small chain supermarkets, 270 convenience stores and independent wholesale distributors in Jilin Province. During 2011, approximately 49% of our bakery products were sold at our retail locations, approximately 21% were sold to supermarkets and chain markets, approximately 15% were sold through convenience stores, approximately 12% were sold through the mails primarily during the holiday seasons and approximately 3% were sold through wholesale distributors.

Index

The following is a short description of each of our principal sales channels (The numbers provided reflect our operations as of the end of 2011):

Retail stores (13):  Our retail stores mainly sell traditional Chinese bakery products and holiday bakery products. When customers enter one of our retail stores, they not only see the variety of Decens’ products but are also exposed to the Decens’ centuries old tradition and culture through our advertising displays. A number of our retail stores feature open bakeries where customers can watch our products being prepared and our larger retail stores are flexible and can be rearranged according to the season.  Our retail stores are generally located in densely populated areas or commercial districts in Jilin Province.

Supermarket systems (approximately 300 outlets): We have worked closely with major and medium-sized individual supermarkets, supermarkets chains, neighborhood convenience stores and other marketing networks to gain exposure to customers who cannot or are not likely to visit one of our retail stores. By working with a variety of supermarkets, chains, convenience stores and independent wholesale distributors we believe we achieve broad exposure to the ultimate consumer. Our products are currently available in approximately 50 large supermarket outlets and 250 outlets operated by small chains.

Convenience stores (270): Convenience stores are smaller stores that offer a limited range of grocery and other items that people are likely to need or purchase as a matter of convenience. They are usually located in or near residential areas. The size of these stores ranges from 60 square meters to 300 square meters. We generally supply these outlets on a cash settlement basis and delivery frequency is generally daily.  We currently deliver to approximately 270 convenience stores.

    We plan to seek to enter into supermarkets and chain stores in areas within Jilin Province in which we currently don’t have any outlets carrying our products to increase our distribution capacity.

Volume discounts:

It is customary in China to give various cakes and other pastries as gifts at various holidays. In particular, tradition calls for a family to serve rice glue balls during the New Year’s celebrations each February; to serve zong-zi during the dragon boat festival in June and to serve moon cakes at Mid-Autumn Festival celebrations in September. To celebrate these festivals, relatives and friends send gifts to each other, and companies and government agencies also send holiday gifts to employees. To meet the needs of government agencies, institutions, state-owned companies and private enterprises, we offer a volume-buying rate to institutions and businesses.

To achieve rapid wide-scale distribution of our products during the holiday seasons we rely upon the Jilin Post Office to facilitate a mail order business.  By working with the Post Office and capitalizing on its efficient transportation system throughout Jilin, we are able to efficiently distribute our products throughout the Province during the festive seasons. To further realize upon the potential of a mail order business, we are seeking to develop relationships with other reliable carriers with effective distribution networks, including distributors whose reach extends beyond Jilin Province.

Customers

Most of Decens Foods’ ultimate consumers are families which purchase certain of our products to be eaten as breakfast, with other meals and as snacks on a daily or weekly basis and who also purchase our holiday products for home use and giving as gifts. We access such customers through the various distribution channels discussed above.

Index

Baking Production Process

Many of our products have a distinctive traditional northern flavor. We strive to keep our recipes secret to develop and maintain our customers’ loyalty. Nevertheless we constantly monitor our recipes to ensure they keep pace with changing consumer tastes. In 2006 we were certified as ISO9001 compliant. We believe that our equipment is highly automated relative to other bakeries in Jilin and superior to the equipment used by the many mom and pop bakeries throughout China. We attempt to maintain the safety of our products by automating our processes when possible.

Raw Materials

Most of the raw materials and packaging materials we use are from local suppliers. Raw materials include flour, sugar, oil, eggs and other agricultural products, and account for approximately 70% of the cost of production. We procure raw materials through multi-year, annual, short-term and spot market purchases from various suppliers.  The raw materials we use are subject to availability restrictions within the market in which the suppliers operate which can impact pricing.  Additionally, purchases made in the spot market are subject to price volatility that may negatively affect the Company’s operations.   The prices paid for raw materials generally reflect external factors such as weather conditions, commodity market fluctuations, the value of the Chinese currency against other currencies and the effects of governmental agricultural programs. Packaging materials are mainly plastics and paper, and usually account for around 5% of the cost of production.

Marketing Strategy

As a key element of our marketing strategy, we will continue to seek to increase the awareness and strength of the Decens brand. Historically we have spent relatively low amounts on advertising and we may need to change this policy in the future to maintain our place in the market. In promoting our brand, we intend to emphasize our reliance upon advanced equipment, technological superiority and attention to the health and safety of our workers to achieve and maintain a reputation for quality. When entering areas where our products are not yet distributed, we will compete by opening new retail stores and expanding our supermarket sales system, relying upon our brand advantage and convenient distribution channels to expand market share.

In the market for Western-style cakes, we continually adapt our strategies in response to changes in consumer preferences and to appeal to younger consumers. In 2009, we launched Western-style bakery products which blended fashion elements and new styles of popular flavors. Responding to what we believed were market opportunities, we introduced Western-style cakes suitable for Chinese tastes, low sugar products for individuals suffering from hypertension, hyperglycemia and hyperlipidemia and Western-style do-it-yourself cakes for younger consumers.

Competition

We rely heavily upon the reputation of our brands when marketing our products. The cakes, pastries and other products sold on a daily basis tend to be priced competitively, though ours are not generally the lowest priced available products. When marketing our holiday cakes and pastries we rely upon our reputation and high quality ornamental packaging to attract and retain our customers. We do not seek to be a “low cost” provider of holiday cakes and pastries, consequently, our prices are generally considered relatively high compared to those of other traditional Chinese bakery producers. Our principal competitors in the market for Chinese cakes are Jilin Haotai Food Co., Ltd., Changchun Huihua Food Co., Ltd., Jilin Zhenzi Food Co., Ltd., Changchun Taoli Food Co., Ltd. and Changchun Zhongzhijie Industrial Co., Ltd., and our principal competitors in the market for Western cakes are Beijing Holiland Enterprise Investment Management Co., Ltd. and MAKY Company.

Index

Trademarks

We manufacture, market and sell our bakery products under the brand name “DingFengZhen” which was first used in 1911. Decens and the related trademark “DengFengZhen” are associated with unique Chinese pastry and a famous family business in Jilin Province.  Trademark registrations are generally effective for ten years in China and, at the option of the trademark owner, are subject to a right of renewal for successive ten year periods. The long standing reputations of our brands such as “DingFengZhen” are important to our strategy of building recognized names known throughout the community. We officially registered the “DingFengZhen” brand name in 1984 and the current registration expires in 2013 at which time we will seek to renew the registration. We take appropriate action from time to time against third parties to prevent infringement of our trademarks and other intellectual property.

Product Development

Development of new products is a core strength of the Company. We continually seek to develop new products responsive to changes in consumer tastes. As a result of these efforts we have developed more than 600 varieties of products in 15 categories. For example, for consumers with diabetes, we launched a series of bakery products using xylitol in place of sugar. To meet the needs of the new health conscious consumer, the current direction of our developmental efforts is on low sugar, high fiber and low calorie baked products.

To ensure product quality, our personnel establish improved standards for production and quality assurance. By continually improving our production processes and maintaining our position in the market, we have maintained our status as a baker of quality traditional northern style bakery products and our image as a company dedicated to preserving the Chinese culture.

Government Regulation

We are subject to various laws and regulations applicable to companies doing business in China generally and to those specifically aimed at the food production industry, including those designed to protect consumers from adulterated or inferior products, many of which were adopted since the year 2000.  Among the laws and regulations applicable to our business are The People's Republic of China Product Quality Law, The People's Republic of China Agricultural Product Quality Law, The People's Republic of China Trademark Law, Food production and processing enterprises to implement quality and safety supervision and management rules, The People's Republic of China Administration of Import and Export Food Label and The People's Republic of China Food Packaging Law.

We believe the laws applicable to the production and distribution of food products applicable to our business are not unduly burdensome.  Moreover, we believe that as a relatively larger producer, we are better able to absorb the costs of compliance than smaller operations.

The following government regulations also are applicable to Chinese businesses owned or controlled by foreign-invested enterprises:

Regulations on Foreign Currency Exchange

All of our operating revenues in China must be generated in Renminbi, which is not a freely convertible currency. The State Administration of Foreign Exchange ("SAFE") regulates the conversion of Renminbi into foreign currencies.  Currently, companies incorporated in China with investments from non-PRC enterprises or individuals are required to apply for “Foreign Exchange Registration Certificates” which permit the Chinese company to open foreign currency accounts,   Currently, conversion within the scope of the current account (for example, remittance of foreign currencies for the payment of dividends, trade and service related foreign exchange transactions) can be made without the approval of SAFE.  Conversion of currency for capital account purposes (for example, for capital items such as direct investments, loans and purchase of securities) still requires the approval of SAFE.

Index

On August 29, 2008, SAFE promulgated Circular 142 regulating the conversion by a foreign-invested company of its registered capital in foreign currency into Renminbi by restricting how the converted Renminbi may be used. This circular stipulates that the registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within China. Violations of this circular can result in severe penalties, including monetary fines.

In addition, any foreign loans to an operating subsidiary in China that is a foreign invested enterprise, cannot, in the aggregate, exceed the difference between its respective approved total investment amount and its respective approved registered capital amount.

To date, we have not needed to convert a significant foreign currency into Renminbi or a significant amount of Renminbi into a foreign currency and thus, the above regulations have not had an impact on our business.  The need to obtain governmental approvals could impede or delay investments into our operating entity in China or the payment of dividends to our shareholders since the funds for any dividend would in all likelihood have to be provided by WFOE.

Regulations for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors

Article 12 of Regulations for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors provides that if a foreign investor merges or acquires a domestic enterprise and obtains the actual right to control it, and it involves one of the national major industries, has or may have the influence on the state security or cause the transfer of the actual control right of the domestic enterprise owning a famous trademark or having a brand name with a long history, the person concerned shall submit a report to the Ministry of Commerce. If the person concerned fails to submit a report and its merger or acquisition does cause or may cause serious influence on the state economic security, the Ministry of Commerce may, together with corresponding departments, ask the person concerned to stop the deal or transfer corresponding stock ownership, assets or take other effective measures in order to eliminate the influence of the merger or acquisition on the state security. Article 1 of Chapter IV of Notice to Further Protect and Promote the Brand Name with Long History, issued by Ministry of Commerce in January 2011, affirms that the Ministry of Commerce will enforce Regulations for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors issued by Ministry of Commerce in June 2009, and that foreign investors should submit a report to the Ministry of Commerce if they plan to engage in merger and acquisitions of domestic enterprises with brand name with long history and intend to take the actual majority control.

We would have to comply with the provisions of Article 12 of Regulations for Merger and Acquisition of Domestic Enterprises by Foreign Investors if WFOE should elect to exercise its option to acquire the equity interests of the shareholders of Decens Foods, or the assets or business of Decens Foods, pursuant to the Option Agreements. We cannot assure you that if WFOE were to exercise the Option Agreements that the applicable PRC regulatory authorities would recognize our ownership of Decens Foods.

Regulation on Foreign Exchange in Certain Onshore and Offshore Transactions

In October 2005, SAFE issued Circular 75, which regulates foreign exchange matters in relation to the use of a “special purpose vehicle” by PRC residents to seek offshore equity financing and conduct “return investment” in China. Under Circular 75, a “special purpose vehicle” refers to an offshore entity established or controlled, directly or indirectly, by PRC citizens or PRC entities (collectively, as PRC residents) for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents or PRC entities in onshore companies, while “round trip investment” refers to the direct investment in China by PRC residents through the use of “special purpose vehicles,” including without limitation, establishing foreign invested enterprises and using such foreign invested enterprises to purchase or control (by way of contractual arrangements) onshore assets. Circular 75 requires that, before establishing or controlling a “special purpose vehicle,” PRC residents are required to complete foreign exchange registration with the competent local counterparts of SAFE for their overseas investments. In addition, such PRC resident is required to

Index

amend his or her SAFE registration or to file with SAFE or its competent local branch, with respect to that offshore special purpose vehicle in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China by the offshore special purpose vehicle. To further clarify the implementation of such amendment or filing procedure, SAFE requires domestic enterprises under Circular 75 to coordinate and supervise such amendment or filings with SAFE or its local counterparts by such PRC residents. If PRC residents fail to comply, the domestic enterprises are required to report to the local SAFE authorities. Ms. Song has registered with SAFE.

Failure to comply with the registration procedures set forth in Circular 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including being prohibited from distributing its profits and proceeds from any reduction in capital, share transfer or liquidation to its offshore parent or affiliate, and restrictions on the ability to contribute additional capital from the offshore entity to the PRC entities, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

We would have to comply with the registration requirements of Circular 75 if WFOE should elect to exercise its option to acquire the equity interests of the shareholders of Decens Foods, or the assets or business of Decens Foods, pursuant to the Option Agreements. We cannot assure you that if WFOE were to exercise the Option Agreements that the applicable PRC regulatory authorities would recognize our ownership of Decens Foods.

Regulation on Overseas Listings

On August 8, 2006, the Ministry of Commerce, the China Securities Regulatory Commission ("CSRC"), the State-owned Assets Supervision and Administration Commission, the State Administration of Taxation, the State Administration of Industry and Commerce and SAFE jointly promulgated the “Rules on the Mergers and Acquisition of Domestic Enterprises by Foreign Investors,” which became effective on September 8, 2006, and was further amended on June 22, 2009, or the M&A Rules.

Among other things, the M&A Rules include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement. Based on our understanding of current Chinese law, WFOE was incorporated by a foreign investor and was not deemed to be an acquisition of the assets or equity of a Chinese domestic company as such term is defined in the M&A Rules and no provision in the M&A Rules clearly classifies the contractual arrangements between WFOE and Decens Foods as a type of transaction falling within the M&A Rules.

Regulations on Dividend Distribution

The principal regulations governing dividend distributions by wholly foreign-owned enterprises include: Wholly Foreign-Owned Enterprise Law (1986), as amended in 2000 and Wholly Foreign-Owned Enterprise Law Implementing Rules (1990), as amended in 2001. Under these regulations, wholly foreign-owned enterprises in the PRC may pay dividends only out of their accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Additionally, these foreign-invested enterprises are required to set aside 10% of their after-tax profits based on the PRC accounting standards each year, if any, to fund their general reserve fund, until the accumulative amount of such reserves reaches 50% of their registered capital. These reserves are not distributable as cash dividends. Besides the compulsory reserve fund, wholly foreign-owned enterprises may also set aside any funds from their after-tax profits, at the discretion of their shareholders. In addition, dividends we pay to our non-PRC shareholders may be subject to a 10% withholding tax, unless otherwise set forth in the tax treaties between China and other countries or areas.

Index

The effect of the above regulations is to limit the amount of dividends that may be paid to our shareholders to the accumulated profits of WFOE in excess of the requisite amount of the compulsory reserve fund and to subject such dividends as may be paid to non Chinese citizens to a 10% withholding tax that may not be recouped depending upon the treaty, if any, between China and a recipient’s home country.

Regulations Relating to Taxation

The PRC Enterprise Income Tax Law applies a uniform 25% enterprise income tax rate to both foreign-invested enterprises and domestic enterprises, unless where tax incentives are granted to special industries and projects. Under the PRC Enterprise Income Tax Law and its implementation regulations, dividends generated from the business of a PRC subsidiary after January 1, 2008 and payable to its foreign investor may be subject to a withholding tax rate of 10% if the PRC tax authorities determine that the foreign investor is a non-resident enterprise, unless there is a tax treaty with China that provides for a preferential withholding tax rate. Distributions of earnings generated before January 1, 2008 are exempt from PRC withholding tax.

Under the PRC Enterprise Income Tax Law, an enterprise established outside China with “de facto management bodies” within China is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. A circular issued by the State Administration of Taxation in April 2009 regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese enterprise groups and established outside of China as “resident enterprises” clarified that dividends and other income paid by such PRC “resident enterprises” will be considered PRC-source income and subject to PRC withholding tax, currently at a rate of 10%, when paid to non-PRC enterprise shareholders. This circular also subjects such PRC “resident enterprises” to various reporting requirements with the PRC tax authorities.

Under the implementation regulations to the PRC Enterprise Income Tax Law, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and properties of an enterprise. In addition, the tax circular mentioned above specifies that certain PRC-invested overseas enterprises controlled by a Chinese enterprise or a Chinese enterprise group in the PRC will be classified as PRC resident enterprises if the following are located or resident in the PRC: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, the company seal, and minutes of board meetings and shareholders’ meetings; and 50% or more of the senior management or directors having voting rights.

The effect of the above laws is to impose a 25% income tax on all of our worldwide income, including income generated by Yakun International Investment & Holding Group, Vast Glory and HK Food Logistics, even though these enterprises are located outside of China.

Employees

As of March 1, 2012, the Company had approximately 670 employees, including 261 in sales, 378 in manufacturing, and 31 in administration. In anticipation of the demand for moon cakes and other bakery products at the major Chinese festivals, the Company hires temporary staff to meet its increased production schedules.

Index

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the circumstances described in following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Risks Related to Our Business

Our business is dependent upon the operations of Decens Foods.

Our revenues are derived from the management and other fees we are entitled to receive from Decens Foods under the Entrusted Management Agreement and Exclusive Service Agreement. If Decens Foods ceases to do business and winds up its business operations, we will no longer be entitled to receive management and other fees under the Entrusted Management Agreement and Exclusive Service Agreement, and unless we acquire or develop other businesses, we will not have any source of revenues to enable us to continue as an operating business.  In that event, the market value of your shares will be significantly reduced or your shares may become worthless.

The bakery industry is highly competitive.

The bakery industry is highly competitive and our continued success depends upon our ability to compete effectively in markets that contain numerous competitors, some of which have significantly greater financial, marketing and other resources than we have. Competition may cause us to lower our prices, which may adversely impact our profits. New or existing competition that uses a business model that is different from our business model may put pressure on us to change so that we can remain competitive.

Our ability to obtain additional financing may be limited, which could delay or prevent the completion of one or more of our strategies.

To date we have financed our working capital and capital expenditure needs primarily from capital contributions from the shareholders of our operating entities, bank loans provided by local banking institutions and operating cash flows. We expect our working capital needs and our capital expenditure needs to increase in the future as we seek to expand and enhance our production facilities and as we continue to implement our other strategies. We can no longer look to our shareholders for capital contributions.  Our ability to raise additional capital will depend on the financial success of our business and the successful implementation of our key strategic initiatives, as well as financial, economic and market conditions and other factors, some of which are beyond our control. We may not be successful in raising any required capital on reasonable terms and at required times, or at all. Further, equity financings will have a dilutive effect on our stockholders. If we require additional debt financing, the lenders may require us to agree on restrictive covenants that could limit our flexibility in conducting future business activities, and the debt service payments may be a significant drain on our free cash flow. If we are unsuccessful in raising additional capital or if new capital funding costs are higher than our prior capital funding costs, our business operations and our development programs may be materially and adversely impacted, with similar effects on our results of operations and financial condition.

Index

Our expansion plans may not be successful.

We expect to incur significant costs in connection with our efforts to expand our business, and any failure to successfully implement our expansion plans may materially and adversely affect our business, financial condition and results of operations.

Our production capacity might not be able to meet growing market demand or changing market conditions.

We cannot give assurance that our production capacity will be able to meet the demand for our products. If we were to fail to timely deliver products to our customers, they might stop doing business with us or reduce the amounts they purchase from us. Furthermore, we may not be able to expand our production capacity or change our product mix in response to the changing market conditions or consumer tastes. If we fail to meet demand from our customers, we may lose market share.

We manufacture our products in a limited number of locations, and any disruption of our operations could adversely affect our business.

Our operations are subject to uncertainties and contingencies beyond our control that could result in disruptions that could adversely affect our business. These include industrial accidents, fires, floods, droughts, storms, earthquakes, natural disasters and other catastrophes, equipment or utility failures or other operational problems, strikes or other labor difficulties.

All of our products are manufactured in our production facilities in Jilin Province. If there is any damage to our production facilities, we may not be able to remedy such situations in a timely and proper manner, and our production could be materially and adversely affected. Any breakdown or malfunction of our equipment could cause a material disruption of our operations. Any such disruption in our operations could cause us to reduce or halt our production, prevent us from meeting customer orders, adversely affect our business reputation, increase our costs of production or require us to make unplanned capital expenditures, any one of which could materially and adversely affect our business, financial condition and results of operations.

The prices for raw materials and costs for labor may increase.

Raw material cost is one of the major components in our cost of sales. We purchase a majority of our raw materials from local suppliers in the PRC. The prices for our major raw materials fluctuate depending mainly on general market conditions in the local PRC markets. Increases in the costs of raw materials and our inability to pass on such increases by increasing the prices of our products may materially and adversely affect our cost of sales and our gross profit margins. The bakery industry is labor intensive. Labor costs in the PRC have been increasing over the past few years, and we cannot assure you that the cost of labor in the PRC will not continue to increase or that we will be able to increase the prices of our products to offset such increases. If we are unable to identify and employ other appropriate means to reduce our costs of production or to pass on the increased labor and other costs of production to our customers by selling our products at higher prices, our business, financial condition, results of operations and prospects could be materially and adversely affected.

We are dependent on third parties for the supplies of certain raw materials

We depend on a limited number of suppliers for our principal raw materials. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruptions affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of these suppliers, or a significant adverse change in our relationship with any of these suppliers, could result in lost revenue, added costs and distribution delays that could harm our business and customer relationships. In addition, concentration in our supply chain can exacerbate our exposure to risks associated with the termination by key suppliers of our distribution agreements or any adverse change in the terms of such agreements, which could have a negative impact on our revenues and profitability.

Index

 Our insurance coverage may not be sufficient to cover all losses.

We do not carry insurance in respect of certain risks such as product liability claims. If we incur substantial losses or liabilities that are not covered or compensated by our insurance coverage fully or at all, our business, financial condition and results of operations may be materially and adversely affected.

We may be subject to product liability claims, recalls or warranty claims, which could be expensive, damage our reputation and result in a diversion of management resources.

We may be subject to lawsuits resulting from injuries associated with the consumption of bakery products. We may incur losses relating to these claims or the defense of these claims. There is a risk that claims or liabilities will exceed our insurance coverage. In addition, we may be unable to retain adequate liability insurance in the future. Any product liability claim brought against us could damage our reputation and have a material adverse effect on our results of operations.

We may not be able to comply with all applicable government regulations.

We are subject to extensive governmental regulation by the central, regional and local authorities in the PRC, where our business operations take place. We believe that we are currently in substantial compliance with all laws and governmental regulations and that we have all material permits and licenses required for our operations. Nevertheless, we cannot assure investors that we will continue to be in substantial compliance with current laws and regulations, or that we will be able to comply with any future laws and regulations. To the extent that new regulations are adopted, we will be required to conform our activities to comply with such regulations. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, operations and finances.

Our business depends substantially on the continuing efforts of our executive officers and our business may be severely disrupted if we lose their services.

We believe that our success is largely dependent upon the continued service of the members of our executive management team, who are critical to establishing our corporate strategies and focus, and ensuring our continued growth. In particular, our Chief Executive Officer, Yakun Song, who has extensive experience and expertise in the PRC food industry, is crucial to our success. Our continued success will depend on our ability to attract and retain a qualified and competent management team to manage our existing operations and support our expansions plans. If any of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

We cannot assure that we will be able to renew all necessary licenses, certificates, approvals and permits. Changes in licensing requirements applicable to our industry may adversely affect us.

We have obtained government licenses, approvals and permits from the relevant government authorities for the incorporation of our subsidiary in the PRC to conduct our business and the other licenses and permits, including tax registrations, that are generally required for companies to operate in the PRC; and permits and licenses for the operation of our production facility. There is no assurance that we will be able to renew such licenses, certificates, approvals and permits upon their expiration. The eligibility criteria for such licenses, certificates, approvals and permits may change from time to time and may become more stringent. In addition, new requirements for licenses, certificates, approvals and permits may come into effect in the future. The introduction of any new and/or more stringent laws, regulations, licenses, certificates, approvals or permits requirements relevant to our business operations may significantly escalate our compliance and maintenance costs or may limit the Company to continue with our existing operations or may limit or prohibit us from expanding our business. Any such event may have an adverse effect to our business, financial results and future prospects.

Index

Risks Relating to the VIE Agreements

The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.

WFOE manages and operates our business through Decens Foods pursuant to the rights its holds under our VIE Agreements. Almost all economic benefits and risks arising from Decens Foods’s operations are transferred to WFOE under these agreements. Details of the VIE Agreements are set out in “Business- VIE Agreements” above.

There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable. China’s Ministry of Commerce (“MOFCOM”) recently issued Announcement No. 53 “Measures on the Security Review System of Foreign Investors Merging and Acquiring Domestic Enterprises” which helps implement Circular 6, the “Notice on Establishing a Security Review System for Acquisition of Domestic Enterprises by Foreign Investors.”  Circular 6 gives the PRC Government authority to determine what transactions affect national security interests and to change the terms of a transaction or cancel it to mitigate national security risks.  Announcement No. 53 makes it clear that use of a VIE structure does not exempt a transaction from review pursuant to Circular 6. The list of industries which may be deemed to implicate national security interests is broad and may be increased by the PRC authorities.  The grant of such broad authority and the absence of relevant guidelines and precedent creates the risk that the PRC authorities for reasons not known to us, could determine that the VIE Agreements need to be canceled or amended.    If the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

•	imposing economic penalties;
•	discontinuing or restricting the operations of Decens Foods
•	imposing conditions or requirements in respect of the VIE Agreements with which Decens Foods may not be able to comply;
•	requiring our company to restructure the relevant ownership structure or operations;
•	taking other regulatory or enforcement actions that could adversely affect our company’s business; and
•	revoking the business licenses and/or the licenses or certificates of Decens Foods, and/or voiding the VIE Agreements.

Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of Decens Foods, which would have a material adverse impact on our business, financial condition and results of operations.

 The Entrusted Management Agreement and Exclusive Service Agreement will terminate upon the winding up of Decens Foods.

Our revenues are derived from the management and other fees we are entitled to receive from Decens Foods under the Entrusted Management Agreement and Exclusive Service Agreement. The Entrusted Management Agreement and the Exclusive Service Agreement provide that they terminate upon the winding up of Decens Foods.  Thus, if Decens Foods were to be wound up, the Company would lose any ability it might otherwise have to profit from its operations or realize value upon the liquidation of its assets.

Index

Our ability to manage and operate Decens Foods under the VIE Agreements may not be as effective as direct ownership.

We conduct our business in the PRC and generate virtually all of our revenues through the VIE Agreements. Our plans for future growth are based substantially on growing the operations of Decens Foods. However, the VIE Agreements may not be as effective in providing us with control over Decens Foods as direct ownership. Under the current VIE arrangements, as a legal matter, if Decens Foods fails to perform its obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under PRC law, which we cannot be sure would be effective. Therefore, if we are unable to effectively control Decens Foods, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

As the VIE Agreements are governed by PRC law, we would be required to rely on PRC law to enforce our rights and remedies under them; PRC law may not provide us with the same rights and remedies as are available in contractual disputes governed by the law of other jurisdictions.

The VIE Agreements are governed by PRC law and provide for the resolution of disputes through arbitral proceedings pursuant to PRC law. If Decens Foods or its shareholders fail to perform their obligations under the VIE Agreements, we would be required to resort to legal remedies available under PRC law, including seeking specific performance or injunctive relief, or claiming damages. We cannot be sure that such remedies would provide us with effective means of causing Decens Foods to meet its obligations, or recovering any losses or damages as a result of non-performance. Further, the legal environment in China is not as developed as in other jurisdictions. Uncertainties in the application of various laws, rules, regulations or policies in PRC legal system could limit our ability to enforce the VIE Agreements and protect our interests.

The payment arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

We generate our revenues through the payments we receive pursuant to the VIE Agreements. We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations and that the payment terms contained therein should not be respected. Given the inherent conflict of interest that results from Ms. Song’s beneficial ownership of a controlling interest in both WFOE and Decens Foods there can be no assurance that the PRC authorities would conclude that the VIE Agreements were the result of arms’ length negotiations. If the  PRC tax authorities chose not to honor the payment terms in the VIE Agreements they may adjust the income and expenses of WFOE and Decens Foods for PRC tax purposes which could result in our being subject to a net aggregate higher tax liability, or cause other adverse financial consequences.

The shareholders of Decens Foods have conflicts of interest with our company which may adversely affect our business.

Yakun Song, our Chief Executive Officer, is the principal shareholder of Decens Foods. It is likely that conflicts will arise from time to time between our interests and the interests of Decens Foods and its shareholders. There could also be conflicts that arise between us and Decens Foods that would require our shareholders and Decens Foods’ shareholders to vote on corporate actions necessary to resolve the conflict. Among the areas where conflicts exist, Ms. Song would face a conflict in determining whether to enforce the VIE Agreements if Decens Foods were to breach the Agreements in any respect.  Moreover, the price that would be paid for the interests of the shareholders of Decens Foods or the assets of Decens Foods upon exercise of the Option Agreement is to be equal to the value of such assets or equity interests as mutually determined by WFOE and Decens Foods.  Ms. Song will have a conflict in determining whether the option is to be exercised and the price to be paid if it is exercised. There

Index

can be no assurance that in any such circumstances Yakun Song will vote her shares in our best interest or otherwise act in the best interests of our company particularly if Ms. Song no longer holds a significant interest in our company. If Yakun Song fails to act in our best interests, our operating performance and future growth could be adversely affected.

If WFOE exercises the option it holds to acquire the shares of Decens Foods pursuant to the VIE Agreements, the payment of the purchase price could materially and adversely affect our financial position.

Under the VIE Agreements, WFOE has the option to purchase all of the equity interest in Decens Foods at a price based on the circumstances at the time of the exercise of option as determined by the relevant parties, provided that the acquisition will not violate any PRC laws or regulations. As Decens Foods is already our contractually controlled affiliate, WFOE’s exercise of the option would not bring immediate benefits to our company, and payment of the purchase price could adversely affect our financial position.

Risks Related to Doing Business in China

Changes in China's political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	Level of government involvement in the economy;
•	Control of foreign exchange;
•	Methods of allocating resources;
•	Balance of payments position;
•	International trade restrictions; and
•	International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy, and weak corporate governance and the lack of a flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct all of our business through our subsidiaries in the PRC. Our subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

Index

You may have difficulty enforcing judgments against us.

Virtually all of our assets are located outside of the United States and all of our operations are conducted in the PRC. In addition, our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce U. S. court judgments based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters.  The central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation.  These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

Our sales will be settled in RMB and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of RMB for current account transactions, significant restrictions still remain, including the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial

Index

documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the value of the RMB has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than our ownership of our subsidiaries and contractual relationship with Decens Foods. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars. Further, dividends paid to non-PRC stockholders may be subject to withholding.  Under the EIT Law, we may be classified as a ‘resident enterprise’ of the PRC. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

In addition, PRC regulations currently permit the payment of dividends only out of accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Our subsidiary in the PRC is also required to set aside a portion of its after tax profits according to PRC accounting standards and regulations to fund certain statutory reserve funds. Currently, our subsidiary in the PRC is the only sources of revenues or investment holdings for the payment of dividends. If it does not accumulate sufficient profits under PRC accounting standards and regulations to first fund these statutory reserve funds as required by PRC accounting standards, we will be unable to pay any dividends.

Index

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into PRC subsidiaries, limit our PRC subsidiary's ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (3) covering the use of existing offshore entities for offshore financings; (4) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (5) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006. This date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

  We have asked our shareholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE as currently required in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75 and Notice 106. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 and Notice 106 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75 and Notice 106. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75 and Notice 106, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Index

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

China passed a new Enterprise Income Tax Law, or the EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation against non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often reside in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and its non-PRC stockholders would be subject to a withholding tax at a rate of 10% when dividends are paid to such non-PRC stockholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on enforcement of PRC tax against non-domestically incorporated resident enterprises available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer, or Circular 698, released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation, or SAT, released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to

Index

comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. It is also unclear, in the event that an offshore holding company is treated as a domestically incorporated resident enterprise, whether Circular 698 would still be applicable to a transfer of shares in such offshore holding company. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to determine if our Company complies with the Circular 698. If Circular 698 is determined to be applicable to us or our shareholders based on the facts and circumstances surrounding transfers of shares in us or any of our subsidiaries, we or our shareholders may become at risk of being taxed under Circular 698, as well as under the laws of other jurisdictions, subjecting us and our shareholders to double taxation, and we or they may be required to expend valuable resources to comply with Circular 698 or to establish that we or they should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.  Further, if prospective shareholders which otherwise believed that any gain that might be realized from the sale of our shares would not be taxed under the laws of their tax domicile or would be taxed at a rate below 12.5% were to conclude that they would be subject to additional taxes under Circular 698, they might choose not to invest in our shares which could lower the demand for our stock and adversely impact its market price.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make all of our sales in China. The PRC also strictly prohibits bribery of government officials. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be ineffective, and the employees or agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

Risks Relating to our Common Stock and our Status as a Public Company

Our management is not familiar with the United States securities laws.

Our management is generally unfamiliar with the requirements of the United States securities laws and may not appreciate the need to devote the resources necessary to comply with such laws. A failure to adequately respond to applicable securities laws could lead to investigations by the Securities and Exchange Commission and other regulatory authorities that could be costly, divert management's attention and disrupt our business.

Index

Our accounting personnel who are primarily responsible for the preparation and supervision of the preparation of our financial statements under generally accepted accounting principles in the U.S. have had no education or training in U.S. GAAP and SEC rules and regulations pertaining to financial reporting, which could impact our ability to prepare our financial statements and convert our books and records to U.S. GAAP.

We maintain our books and records in accordance with generally accepted accounting principles in the PRC, or PRC GAAP. Our accounting personnel in the PRC who have the primary responsibilities of preparing and supervising the preparation of financial statements under U.S. GAAP have had no education or training in U.S. GAAP and related SEC rules and regulations. As such, they may be unable to identify potential accounting and disclosure issues that may arise upon the conversion of our books and records from PRC GAAP to U.S. GAAP, which could affect our ability to prepare our financial statements in accordance with U.S. GAAP. We have taken steps to ensure that our financial statements are in accordance with U.S. GAAP, including our hiring of a U.S. accounting firm to work with our PRC accounting personnel and management to convert our books and records to U.S. GAAP and prepare our financial statements. In addition, our annual financial statements are audited by an independent auditor for compliance with U.S. GAAP and to ensure that all necessary and appropriate adjustments from PRC GAAP to U.S. GAAP have been made. However, the measures we have taken may not be sufficient to mitigate the foregoing risks. Furthermore, the need to comply with US GAAP may require us to expend substantial amounts of resources and time that could divert our management’s attention and disrupt our business.
Certain of our existing stockholders have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders.

Yakun Song, our Chief Executive Officer, beneficially owns approximately 69% of the outstanding shares of our common stock and has significant influence over our business, including decisions regarding mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. As a result of this concentration of ownership, you and our other shareholders, acting alone, do not have the ability to determine the outcome of matters requiring shareholder approval, including the election of our directors or significant corporate transactions. In addition, this concentration of ownership, which is not subject to any voting restrictions, may discourage, delay or thwart efforts by third parties to take-over or effect a change in control of our company which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company, and may limit the price that investors are willing to pay for our common stock.

We will incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements, including establishing and maintaining internal controls over financial reporting, and we may be exposed to potential risks if we are unable to comply with these requirements.

As a public company we will incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, the market price of our stock could decline if investors and others lose confidence in the reliability of our financial statements and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

Index

Trading in our shares of common stock is limited and may not increase.

Currently, there is not an active trading market for our common stock. There can be no assurance that a regular trading market for our securities will develop or that it will be sustained. In the absence of a more active trading market, any attempt to sell a substantial number of our shares could result in a decrease in the price of our stock.  The trading price of our securities could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities. Such risks could have an adverse affect on the stock's future liquidity.

The price of our common stock may be adversely impacted by developments applicable to other Chinese companies.

There has been substantial press regarding certain Chinese companies that have apparently engaged in frauds and deceptive practices resulting in significant losses to investors. Such activities and the resulting negative press has had a negative impact on the prices of the stocks of Chinese companies generally.  There is no guarantee that such activities will not continue causing investors to avoid buying our stock. Such activities could have a depressive impact on the price of our common stock.

Since our Articles of Incorporation authorize the issuance of five million shares of “blank-check” preferred stock, our Board of Directors will have authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders and with the ability to adversely affect stockholder voting power and perpetuate the board's control over our company.

Our Articles of Incorporation authorize the issuance by resolution of our Board of Directors of up to five million shares of preferred stock in one or more series the terms of which may be determined at the time of issuance as the Board of Directors may determine, in its sole discretion, without further authorization by our shareholders.  These terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock may adversely affect the voting power and other rights of the holders of and could diminish other rights of holders of our common stock, and therefore could reduce the value of such common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of our company or make removal of management more difficult. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

We may, in the future, issue additional shares of our common stock, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 70 million shares of common stock, of which 13,259,600 have been issued and are outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Index

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
•	changes in financial estimates by us or by any securities analysts who might cover our stock;
•	speculation about our business in the press or the investment community;
•	significant developments relating to our relationships with our customers or suppliers;
•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;
•	customer demand for our products;
•	investor perceptions of our industry in general and our Company in particular;
•	the operating and stock performance of comparable companies;
•	general economic conditions and trends;
•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;
•	changes in accounting standards, policies, guidance, interpretation or principles;
•	loss of external funding sources;
•	sales of our common stock, including sales by our directors, officers or significant stockholders; and
•	additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us.

Increased scrutiny of Chinese companies by short-sellers.

The fraudulent activities of certain Chinese issuers has encouraged analysts to investigate Chinese companies in an effort to discredit the disclosures in their public filings or otherwise uncover deceptive practices. If such analysts elect to investigate a company they will often short the stock and release materials disparaging the issuer or questioning the accuracy of its public disclosures.  Given the current environment for Chinese stocks, if an analyst were to publish a negative article about us, it could cause an immediate and substantial decline in the price of our stock, regardless of the accuracy of the claims in the article.

We do not intend to pay dividends on shares of our common stock for the foreseeable future.

We have never declared or paid any cash dividends on shares of our common stock. We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

Index

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock,” we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Item 2  Properties.

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, land use rights are granted generally for a period of 50 years. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

We currently hold land use rights or estate ownership certificates to the land on which certain of our manufacturing facilities, warehousing and packaging facilities, retail stores and administrative offices are located. We believe that all of our real estate and the facilities thereon whether owned or leased are in good condition and that the property is adequately insured by the Company.

The Company’s corporate offices are located at No.40-1, Dama Road, Nanguan District, Changchun City, Jilin Province, China.   The Company leases this property and 7 of its operating outlets from its principal shareholder. The lease was initially for a term of five years ending in 2013 and a total rental of RMB15,000,000 was prepaid in advance.  On December 31, 2011 the Company extended the lease for its office building for a term ending in December 2017. The total rent is RMB30,000,000 (about US$4.76 million), of which RMB15,200,000 (about US$2.4 million) was paid in advance. The remaining rent is due in 2012 and 2013. The monthly rental is RMB 500,000 (approximately US$76,800).

On June 25, 2011, the Company entered into a new lease with its principal shareholder. According to the new lease, the Company will lease an office building and use it principally as a manufacturing facility, as well as for administration and sales. The lease is for a term of 5 years commencing September 1, 2011 and ending September 1, 2016 and a total rental of RMB21,000,000 (approximately US$3.1 million) was prepaid in advance. The monthly rental is RMB 350,000 (approximately US$53,800).

Index

Item 3	Legal Proceedings.

             From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.  Should we incur any liabilities in the future, they will be accrued based on management’s best estimate of the potential loss. Furthermore, management does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any beneficial owner of record of more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4	Mine Safety Disclosures.

Not applicable.
PART II

Item 5	Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

 Market Information

Our common stock is quoted on OTC Pink under the symbol "YIHG"; however; an active trading market for our shares does not exist.

Penny Stock Regulations

Trading in our shares is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Securities and Exchange Commission (the “Commission”) generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

Index

Holders

As of March 1, 2012 there were approximately 40 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

Any decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

All of our revenues are earned by Decens Foods or Changchun Yaqiao Business Consulting Co., Ltd., our PRC affiliate and subsidiary. PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company.  PRC legal restrictions permit payments of dividend by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of its registered capital. Allocations to this statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Sales of Unregistered Securities

Except as previously reported in our Form 10-Qs and Form 8-Ks filed during, or with respect to events occurring during, the fiscal year ended December 31, 2011, we did not issue or sell any unregistered securities during the fiscal year ended December 31, 2011.

Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our shareholders during the fiscal year ended December 31, 2011.

Item 6	Selected Financial Data.

This item does not apply to smaller reporting companies.

Item 7	Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

Overview

We manufacture, market, sell and distribute bakery products in Jilin Province, PRC under the brand name DingFengZhen, which was first used in 1911. Our principal product is moon cakes. Our bakery products include other traditional Chinese bakery products such as glue balls and zong-zi as well as western-style bakery products such as various kinds of bread and fruit cakes. As of the end of 2011 we were selling our bakery products at our 13 retail stores and to approximately 50 supermarkets, 250 smaller chain supermarkets, 270 convenience stores throughout Jilin Province and through wholesale distributors.

Index

 Recent Developments

On September 13, 2011, we acquired 100% of the issued and outstanding capital stock of Vast Glory in exchange for 8,250,000 shares of our common stock, which constituted approximately 68% of our issued and outstanding capital stock immediately after the consummation of the acquisition.

The following chart reflects our organizational structure as of the date of this report:

Yakun International Investment & Holdings Group (Nevada)
(formerly Rhino Productions, Inc.)
|
 100%
|
Vast Glory Holdings Limited (BVI)
|
 100%
|
HK Food Logistics, Limited (Hong Kong)
|
100%
Changchun Yaqiao Business Consulting Co., Ltd. or WFOE (PRC)
|
(Contractual Arrangements)
|
Changchun Decens Foods Co., Ltd. or VIE (PRC)
VIE Contractual Arrangements:
Entrusted Management Agreement
Exclusive Service AgreementOption Agreement
Shareholders’ Voting Proxy Agreement

We were a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act) immediately before the consummation of the acquisition of Vast Glory.  As a result of the acquisition, Vast Glory has become our wholly-owned subsidiary.

For accounting purposes, the acquisition of Vast Glory has been treated as a reorganization of equity interests under common control, whereby Vast Glory was the continuing entity for financial reporting purposes and was deemed, for accounting purposes, to be the acquirer of our company. Although  we legally acquired Vast Glory, in accordance with the applicable accounting guidance for accounting for a business combination as a pooling of interests, Vast Glory’s assets and liabilities were recorded at their historical carrying amounts, with no goodwill or other intangible assets recorded as a result of the accounting merger of Vast Glory with  our company.

At the time of the Acquisition, Vast Glory owned all of the outstanding capital stock of HK Food Logistics, a Hong Kong company.  HK Food Logistics, in turn, owned all of the outstanding capital stock of Changchun Yaqiao Business Consulting Co., Ltd. (“WFOE”), a PRC company.  WFOE has entered into a series of agreements we refer to as the “VIE Agreements” whereby WFOE controls the operations of and is entitled to receive the pre-tax profits of our variable interest entity, Changchun Decens Foods Co., Ltd. (“Decens Foods”), a PRC company. Thus, as a result of the Acquisition of Vast Glory, we have acquired the economic benefits of the operations of Decens Foods and the financial statements included in this Report include the results of the historical operations of Decens.

Index

            Our revenues are derived entirely from the management and other fees we are entitled to receive from Decens Foods under the Entrusted Management Agreement and the Exclusive Service Agreement, which fees are to be equal to the pre-tax profits of Decens Foods. Our ability to collect those fees depends upon the validity and enforceability of those agreements under the laws, rules and regulations of the PRC. If a PRC government authority or court were to determine that  those agreements were for any reason to be in breach of any existing or future PRC law, rule or regulation, it would have broad authority  in dealing with such a breach, including revoking the business licenses and/or the licenses or certificates of Decens Foods, and /or voiding the VIE Agreements, discontinuing or restricting the operations of Decens Foods, or taking other regulatory or enforcement actions that could adversely affect our business, results of operations and financial condition.  In addition, if PRC tax authorities were to determine that the terms of those agreements are not reflective of an arms’ length transaction, they could adjust our income and expenses, which could result in our being subject to higher tax liabilities, or cause other adverse financial consequences.

At the time Decens Foods acquired Changchun Decens, Changchun Decens was a state owned enterprise focused on producing approximately 300 traditional Chinese bakery items, operated two retail stores and sold its products to only a limited number of supermarkets.  From the time we acquired Changchun Decens we have sought to expand the number of items produced, to widen the geographical area in which its distributes its products and to increase the channels of distribution used to reach the ultimate consumer. By 2009 Decens was operating 11 retail stores and its revenues had grown to $11,868,474.   Decens intends to continue to open new stores for the foreseeable future within Jilin Province, and seek to increase the number of third parties that distribute its products. As part of its effort to expand, since the beginning of 2012, Decens has commenced distributing its products through 2 supermarkets located in  Songyuan City, the fourth largest city in Jilin, and has opened 2 retail stores in Songyuan.  Today, as more fully discussed below, Decens Foods manufactures approximately 600 items, including western foods as well as traditional Chinese bakery products and distributes its products throughout Jilin Province.

Principal Factors Affecting our Results of Operations

Factors Affecting Revenues

Decens Foods is a manufacturer and distributor of bakery products in Jilin Province.  We derive our revenues from the sale of our bakery products through our retail stores and to third parties which in turn sell to the ultimate consumer.  We produce nearly all of the products we sell.  In addition to bakery products, we have begun to supplement sales at our retail locations by distributing ice cream, soda and similar items for consumption on site or on a take away basis.

The following factors, among others, affect the revenues and profitability that we derive from our operations. For other factors affecting our revenues, see “Risk Factors—Risks Related to Our Business,” included elsewhere in this Form 10-K

Consumer demand for our bakery products. Consumer demand for bakery products is linked to the performance of the general Chinese economy and is sensitive to business and personal discretionary spending levels.  Declines in consumer demand may occur as a result of adverse general economic conditions and changes in consumer preferences away from the types of products we produce.

Competition. The bakery industry in Jilin Province is currently dominated by a large number of smaller independent bakery shops.  Nevertheless, we believe that the industry, particularly with respect to sales through large supermarket chains, will consolidate as stores realize the need for consistency in product quality and the timeliness of deliveries.  We believed that we are one of the few suppliers with the infrastructure to service large highly mechanized distributors and supermarket chains.

Index

Expansion. We believe we must continue to expand our production capacity, retail bakeries and channels of distribution to attain additional market share. From 2006 to the end of 2011 we have opened and closed a number of retail bakery shops to increase our sales and the reputation of our brand names, so that as of the end of 2011 we were operating 13 retail bakeries as compared to 2 at the end of 2006 and 11 as of the end of 2009. If we fail to expand our production capacity and distribution channels, our revenue growth could slow.

Factors Affecting Expenses

We primarily incur the following costs and expenses:

Costs of goods sold. In producing our cakes and other products   we incur a number of costs that are included in costs of good sold, principally, raw materials, labor and overhead. We purchase raw materials from a number of local suppliers who are not subject to long term contracts. In addition to these items, cost of goods sold includes  rent, employee wages, electricity, equipment depreciation expense, maintenance expense, and similar overhead items.

General and administrative expenses. General and administrative expenses consist primarily of compensation expense for our corporate staff, professional fees (including consulting, audit and legal fees), communication costs, research and development costs, travel and business hospitality expenses, land rent, and other office administrative and related expenses.

Sales and marketing costs. Sales and marketing costs include salaries, wages, marketing and promotion expenses.

Supplies and commodity prices. The largest component of our expenses relates to the price of raw materials such as flour, sugar, oil, eggs and other ingredients required to bake our products  and labor. To the extent the prices of these materials vary, our cost of goods will fluctuate, and we may not be able to recover these higher costs by higher prices for our products.

Transition to public company. As we are now a public company, our administrative costs have increased materially, including audit, legal, and advisor costs as well as the need to comply with detailed reporting requirements.

Advertising and Marketing  expenses. To date we have expended limited amounts on developing the reputation of our brands.  As competition increases we may need to increase the amounts we spend on marketing and advertising.

As a manufacturer and distributor of bakery products, Decens Foods is subject to all of the risks inherent in the bakery business, including the need to react to changes in rents, labor costs and production costs resulting from inflation.  The Chinese economy has incurred significant inflation in the past few years as the authorities seeks to foster rapid growth.  Management has sought to adjust its production techniques, prices and personnel utilization to overcome the impact of inflation.  Because Decens Foods does not have long term fixed contract supply agreements for its inputs or its outputs, the Company believes that it will be able to adjust its prices to reflect changing costs.  Of course there can be no assurance that it will be able to do so successfully in the future.

Index

Results of Operations

This discussion should be read in conjunction with our financial statements included elsewhere in this report.

Comparison of the Results of Operations for the Years Ended December 31, 2011 and 2010

                          All amounts, other than percentages, are in U.S. dollars

	Year ended December 31,
	2011	2010	Dollar Increase (Decrease)	Percentage Increase(Decrease)

Sales	$18,317,677	$14,287,150	$4,030,527	28%
Cost of sales	8,204,790	6,868,904	1,335,886	19%
Cost of sales – related party	378,851	288,057	90,794	32%
Selling, general and administrative expenses	1,469,661	694,179	775,482	112%
Lease expenses related party	301,534	288,057	13,477	5%
Income from operations	7,962,841	6,147,953	1,814,888	30%
Other income	248,657	27,160	221,497	816%
InIncome before income taxes	8,211,498	6,175,113	2,036,385	33%
Income taxes	(2,084,806)	(1,547,027)	(537,779)	35%
Net income	$6,126,692	$4,628,086	$1,498,606	32%

Sales

For the year ended December 31, 2011, our sales were $18,317,677, an increase of $4,030,527, or approximately 28%, from $14,287,150 for the year ended December 31, 2010. Our sales growth was driven by higher net pricing and increases in the number of units sold refelecting both the increase in the number of retail stores we operate from 11 at the end of 2010 to 13 at the end of 2011 as well as an increase in the number of third party locations at which our products are sold. As can be seen by the chart below, as a result of the expansion in the number of our retails stores, the percentage of our sales generated at out stores increase during 2011 as compared to 2010.

	2011 (US dollars)		2010 (US dollar)
	Sales Revenue	Percentage of Sales	Sales Revenue	Percentage of Sales
Retail stores	$ 8,931,871	48.76%	$ 5,321,168	37.24%
Supermarket & Chain markets	3,750,909	20.48%	3,445,436	24.12%
Convenience	2,748,628	15.00%	2,555,262	17.88%
Group-buying	2,248,877	12.28%	2,354,284	16.48%
Distributor	637,392	3.48%	611,000	4.28%
Total	18,317,677	100%	14,287,150	100%

Index

Higher net pricing was reflected across most of our products as we increased prices generally by approximately 8% on a year over year basis to offset higher input costs resulting from continued inflation.  In addition, we sold more packages containing a single item or a smaller number of items than were typically contained in our packages in prior years, which resulted in higher per unit pricing.  Without adjusting for the impact of smaller packaging, the number of units we sold increased by approximately   49% to 7.6 million units during the year ended December 31, 2011 from approximately 5 million units for the year ended December 31, 2010. Favorable volume was driven primarily by a new series of western flavored bakery products we introduced during 2011, and higher demand for our festival bakery products. Sales of our holiday bakery products on a unit basis increased by approximately 10% from 2010 to 2011.

Cost of Sales

Cost of sales primarily consists of the cost of raw materials and manufacturing overhead expenses. The cost of sales excluding related party cost of sales for the year 2011 was $8,204,790, an increase of $1,335,887, or 19%, from $6,868,903for the year ended December 31, 2010.  The increase in cost of sales excluding related party cost was driven by higher raw material costs and higher manufacturing costs. For the year ended December 31, 2011, raw material cost in cost of sales was $6,236,585, an increase of $855,027 or 16%, from $5,381,558 for the same period of 2010. The increase in raw material costs was due to an approximately 10% increase in the volume of raw materials used and a 6% increase in the cost of raw materials due primarily to inflationary factors in the year ended December 31, 2011 .

Manufacturing overhead expenses for the year 2011 was $1,968,205, an increase of $480,859, or 32%, compared to $1,487,346 for the year  2010. This is because of increases in salaries of approximately 40% to our employees generally during the second half of 2010;   increased depreciation expenses which grew from $85,286 in the year ended December 31, 2010 to $152,159 in the year ended December 31, 2011; and increases in utility costs and packaging costs which grew by approximately 20% for the year ended December 31, 2011.

Cost of Sales- Related Party

Cost of sales – related party was $378,851 for the year ended December 31, 2011 compared to $288,057 for the year ended December 31, 2010. The increase was due to the lease for a new office building with one of the Company’s shareholders in 2011.  On June 25, 2011 the Company leased an office building from one of the Company’s shareholders to use principally as a manufacturing facility, as well as for administration and sales. The lease is for 5 years terminating September 1, 2016. The total rent was paid in advance and will be amortized equally over five years using the straight line method. The monthly rental allocated to cost of sales in respect of this lease is RMB 350,000 (approximately $53,800).

Profit Margins

Our gross profit margin increased to 53% for the year ended December 31, 2011, compared to 50% for the year ended December 31, 2010. The increased profit margin reflects our ability to increase our volume of sales without a proportionate increase in our expenses and our ability to increase the prices of our products to more than offset the increase in raw materials and operating expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year 2011 were $1,469,661, an increase of $775,482, or 112%, as compared to $694,179 for in the year 2010. The three principal reasons for the increase are increases in salaries to our employees which increased by $395,937 or 108% year over year, professional fees incurred in preparation for becoming a publicly traded company which were approximately $128,685 for the 2011year as compared to $47,630 for the year 2010; and the increase in depreciation expenses in 2011 by approximately $33,409 over 2010 due to the purchased of previously leased equipment.

Index

To date, Ms. Song, our Chief Executive Officer and principal shareholder has not been paid for services rendered to Decens Foods or the Company.  Regardless of whether Ms. Song begins to receive a salary, commencing January 1, 2012, a reasonable amount of compensation for her services, as determined by Ms. Song, will be accrued as an expense of the Company.  The Company estimates that a reasonable salary for Ms. Song’s services would be in the range of from $ 5,000 to $10,000  per annum.  Such amount shall be included among selling, general and administrative expenses or cost of sales, as determined to be appropriate and will have an adverse impact upon our results of operations.

Lease expenses – related party

In addition to the building leased from a shareholder and used as an administrative and manufacturing facility, the Company leases certain retail sales outlets from one of its stockholders. The lease is for 5 years starting from 2008 and the total rent was prepaid in advance. The rent will be amortized equally over the five year term of the lease using the straight line method. The monthly rental allocated to selling, general and administrative expenses in respect of this lease is RMB 162,500 (approximately $24,500).

On June 25, 2011 the Company leased another office building from one of the Company’s shareholders for use principally as a manufacturing facility, as well as for administration and sales. The lease is for 5 years terminating September 1, 2016. The total rent was paid in advance and will be amortized equally over five years using the straight line method. The monthly rental allocated to selling, general and administrative expenses in respect of this lease is RMB 227,500 (approximately $34,300).

For the years ended December 31, 2011 and 2010, the Company recorded related party lease expense in operating expenses of $301,534 and $288,057, respectively. The increase was due to the new office building leased from a related party starting from September 1, 2011.

Other Income

Other income for the year ended December 31, 2011 was $248,657, an increase of $221,497 compared to $27,160 for the year ended December 31, 2010. This was due to the interest income from two loans the Company entered into in the second half of 2010; and a one-time reform subsidy fund of $109,789 (RMB710,000) received from the Chinese government in 2011.

Income Taxes

USA

The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdictions in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States for the years ended December 31, 2011 and December 31, 2010.

BVI

Vast Glory is incorporated under the International Business Companies Act of the British Virgin Islands and accordingly, is exempted from payment of British Virgin Island’s income taxes.

Hong Kong

HK Food was incorporated in Hong Kong and is subject to Hong Kong income taxes.

Index

PRC

WFOE and Decens, which were incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).  The prevailing statutory rate of enterprise income tax is 25%.  Income tax expense for 2011 was $2,084,806, a 35% increase over the income tax expense of $1,547,027 for 2010. The increase in income tax for 2011 was slightly in excess of the percentage increase in our income before taxes due to the increase in our loss in the United States which is not deductible in computing our tax to the PRC,

The reconciliation of tax computed by applying respective statutory income tax rate to pre-tax income is as follows

	For the year ended	For the year ended
	December 31, 2011	December 31, 2010
Income (loss) before income taxes
United States, BVI, HK	$ (127,721)	$ (39,485)
China (Decens)	8,339,219	6,214,598
	$ 8,211,498	$ 6,175,113
Provision for Income Taxes
Current income tax	$ 2,095,138	$ 1,576,959
Deferred income tax	(10,332)	(29,932)
	$ 2,084,806	$ 1,547,027

Net income	$ 6,126,692	$ 4,628,086

Worldwide effective rate	25.39%	25.05%

The tax effects of temporary differences that give rise to the deferred tax assets balance at December 31, 2011 and 2010 are as follows:
	December 31
	2011	2010
Receivables and others	$ 5,707	$ (13,379)
Amortization of prepaid lease	108,231	45,299
Fixed assets & depreciation	(73,865)	209
Accrued expenses, payroll and others	29,195	23,734
Deferred tax assets	69,268	55,863
Valuation allowance	-	-
	$ 69,268	$ 55,863

Index

Liquidity and Capital Resources

Year Ended December 31, 2011

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2011, we have cash and cash equivalents of $1,586,158 and working capital of $2,324,733.   We believe that our cash and cash equivalents on hand are sufficient to satisfy our cash needs for the immediate future and that there are no commitments or anticipated events that are likely to result in a significant increase or decrease in our liquidity in the immediate future, though we might seek to raise additional cash through the issuance of debt or equity to fund expansion opportunities.  In concluding that we have sufficient cash for the immediate future, we note that inflationary pressures remain strong in China.  Nevertheless, we believe that we will be able to increase the prices of our products to offset any cost increases due to inflation.

Consolidated Statement of Cash Flows

	For the year ended
	December 31,
	2011	2010
Net cash provided by (used in) operating activities	$(945,142)	$4,174,298
Net cash provided by (used in) investing activities	1,488,139	(2,913,999)
Net cash provided by (used in) financing activities	116,518	(1,283,439)
Exchange rate effect on cash	56,601	24,972
Net cash inflow	$716,116	$1,8312

Operating Activities

Net cash used in our operating activities for the year ended December 31, 2011 totaled $945,142, a decrease of $5,119,440, compared to the net cash of $4,174,298 generated from operating activities for the year ended December 31, 2010.  This use of cash is mainly due to the increase in prepaid leases, inventories and advance to suppliers, offset by a decrease in taxes payable.   The lease prepayments reflect the lease with a related party for an office building to be used as an administration, sales and manufacturing facility for which the Company paid RMB21,000,000 (approximately $3,249,000) in advance and another new lease agreement with a third party for  a new retail store for which the Company paid RMB3,000,000 ($469,612) in September 2011.  Although the payment of such long term lease expenses in advance adversely impacted the net cash generated by the Company in 2011, the net cash generated by the Company over the balance of the terms of these leases will be positively impacted by the absence of ongoing rent payments.  Further, management was willing to make the payments because it believes that even after paying these amounts the Company will continue to have the cash necessary to meet its short and long term cash needs.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2011 was $1,488,139, reflecting the receipt of the loan payment of $1,855,596 offset by the purchase of fixed assets of $367,457 in 2011. The cash used in investing activities for the year ended December 31, 2010 was $2,913,999, reflecting cash paid to a shareholder and the making of a loan to a third party offset by receipts from the related party.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2011 was $116,518 compared to  $1,283,439 used in financing activities for the year ended December 31, 2010, reflecting dividends declared and paid in 2010.

Index

All of our revenues are derived entirely from the management and other fees we are entitled to receive from Decens Foods under the Entrusted Management Agreement and the Exclusive Service Agreement, which fees are to be equal to the pre-tax profits of Decens Foods. PRC regulations restrict the ability of WFOE, our PRC subsidiary, to make dividends and other payments to its offshore parent company.  PRC legal restrictions permit payments of dividends by WFOE only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  Our PRC subsidiary also is required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of its registered capital. Allocations to this statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of WFOE to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

Dismissal of Former Principal Accountant

As reported by the Company in its Current Report on Form 8-K filed on May 12, 2010 (the “Form 8-K”), by letter dated May 10, 2010, the Company dismissed Kyle   L. Tingle, CPA, LLC as the independent registered public accounting firm for the Company. The dismissal of Kyle   L. Tingle, CPA, LLC was approved by the Board of Directors of the Company on May 10, 2010.

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

The Company provided Kyle L. Tingle, CPA, LLC with a copy of the disclosures in the Form 8-K and requested that Kyle L. Tingle, CPA, LLC furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not Kyle L. Tingle, CPA, LLC agrees with the Company's statements in Item 4.01(a) of the Form 8-K. A copy of the letter furnished by Kyle   L. Tingle, CPA, LLC in response to that request was filed as exhibit 16.1 to the Company’s Form 8-K/A filed on May 18, 2010.

Index

Engagement of Principal Accountant

As previously reported in the Form 8-K, on May 10, 2010, the Company engaged Child, Van Wagoner & Bradshaw, PLLC as its registered independent public accountants for the fiscal year ending December 31, 2010. The decision to engage Child, Van Wagoner & Bradshaw, PLLC was approved by the Board of Directors of the Company on May 10, 2010.

During the Company's two most recent fiscal years ended December 31, 2009 and 2008 and through the date of the Form 8-K, the Company did not consult with Child, Van Wagoner & Bradshaw, PLLC on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and Child, Van Wagoner & Bradshaw, PLLC did not provide either a written report or oral advice to the Company that Child, Van Wagoner & Bradshaw, PLLC concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of  Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Yakun Song, and Chief Financial Officer, Fengying Su, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Index

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

Our management has conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer, Yakun Song, and Chief Financial Officer, Fengying Su, of the effectiveness of our internal control over financial reporting as of December 31, 2011. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of December 31, 2011.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information. None

PART III

Item 10	Directors And Executive Officers And Corporate Governance.

Our Directors and Executive Officers:

Name	Age	Positions
Yakun Song	48	Chief Executive Officer, President and a Director
Fengying Su	45	Chief Financial Officer

Yakun Song has served as our President, Chief Executive Officer and sole Director since December 9, 2009. Ms. Song also served as our Chief Financial Officer from December 9, 2009 until September 13, 2011.  Ms. Song has served as Chairman and CEO of Decens Foods since 2003. She also has served as president of Vast Glory since its organization in February 2010.   She entered into the food industry in Jilin City in 1999. Ms Song received a bachelor’s degree on business major from Heilongjiang Business University.  Ms. Song’s experience in the food industry as Chairman of China Decens Food Ltd. qualifies her to serve as a director of the Company.

Index

Fengying Su was elected our Chief Financial Officer on September 13, 2011.  She was appointed as the Chief Accountant for Decens Foods in 2008. From 2005 to 2008 she worked as CFO of Jilin Jiyuan Auto Parts Co., Ltd.  From 2002 to 2005, she worked as Chief Accountant of Jilin Futian Company.  From 1987 to 2002, Ms. Su worked as an accountant and then as Chief Accountant of Jilin Branch Commercial Vehicles Department of China First Auto Works. She received a bachelor degree from Jilin College of Industry and Economic in 1987.

There are no agreements or understandings between or among any of our executive officers or directors and any other person with respect to the election of directors or any other matter.

Directors are elected to serve until the next annual meeting of shareholders and their successors are duly elected and qualified, or their earlier death, resignation or removal.

Officers are elected to serve until their successors are duly elected and qualified, or their earlier death, resignation or removal.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Compensation of Directors

During the fiscal year ended December 31, 2011, Ms. Song, the sole member of our board of directors, did not receive any compensation for her services as a director.

  Board Committees

Since our common stock is quoted in the Pink Sheets, we are not required by the rules of any securities exchange to establish an audit committee with a financial expert, a compensation committee to determine guidelines for determining the compensation of our executive officers or directors or nominating committee or committees performing similar functions. However, we plan to form an audit, compensation and nominating committee as soon as we are able to attract suitable independent directors. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and system of internal controls. We envision that the compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. Until these committees are established, these decisions will continue to be made by our Board of Directors. Although our Board of Directors has not established any minimum qualifications for director candidates, when considering potential director candidates, our Board of Directors considers the candidate’s character, judgment, skills and experience in the context of the needs of our Company and our Board of Directors. We also plan to appoint an individual qualified as an audit committee financial expert.

We do not have a charter governing the nominating process. The members of our Board of Directors, who perform the functions of a nominating committee, are not independent because they are also our officers. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. Our Board of Directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level.

Code of Ethics

We intend to adopt a corporate code of ethics in the near future.

Index

 Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the SEC concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

Based on a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during 2011 all of our officers, directors and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements, except that Ms. Song filed a Form 5 to report a disposition which she failed to report on Form 4.

Item 11 Executive Compensation.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to Yakun Song, our Chief Executive Officer, for services rendered in all capacities during the stated periods. No executive officer of our company, Vast Glory or Decens Foods received total annual salary and bonus compensation in excess of $100,000 during the fiscal year ended December 31, 2011, for services rendered in all capacities during the fiscal year ended December 31, 2011.

Summary Compensation Table

Name and	Year	Salary	Bonus	Stock	Option	Non-Equity	Nonqualified	All Other	Total
Principal			($)	Awards	Awards	Incentive Plan	Deferred	Compensation	($)
Position				($)	($)	Compensation	Compensation	($)
						($)	Earnings
							($)

Yakun Song	2011	None	None	None	None	None	None	None	None
CEO	2010	None	None	None	None	None	None	None	None
_____________
*Yakun Song has served as our Chief Executive Officer and sole director since December 9, 2009.

We do not have any employment agreements with Yakun Song or any of our other executive officers, all of whom are at-will employees.

Fenying Su, our Chief Financial Officer, receives a salary of $ 1,000 per month.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2011, or held any equity awards at December 31, 2011.

Index

Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

             The following table sets forth, as of March 1, 2012, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors and officer s, and (iii) all of our officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this report have been exercised. Except as noted below, each person has sole voting and investment power. As of March 1, 2012, we had outstanding 13,259,600 shares of common stock.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Class
Our Directors and Executive Officers:
Yakun Song	9,100,000	68.63%

All Directors and Executive Officers as a group	9,100,000	68.63%
(one person owning shares)

Other Owners of More than 5% of Common Stock:
Apex Marketing Holding Ltd.(1) 20/F., Alexandra House, 16-20 Chater Road Central, Hong Kong. Sage Explorer Holding Limited(2)	1,150,000 1,000,000	8.67% 7.54%
_____________
(1) Siliang Mai is the executive director of Apex Marketing Holding Ltd. and has sole voting and dispositive power with respective to the shares owned by Apex Marketing Holding Ltd.
(2) Rui Mai is the president and sole shareholder of Sage Explorer Holding Limited and has sole voting and dispositive power with respect to the shares owned by Sage Explorer Holding Limited.

Index

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2011.

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

From time to time Decens Foods and its shareholders, including Ms. Song, have made advances and loaned monies to each other. At December 31, 2011 and December 31, 2010, Decens was indebted to Yakun Song in the amount of $234,860 and $118,204, respectively, for certain expenses paid by Yakun Song. These amounts are non-interest bearing and due on demand. In addition, Jilin Fuyuanguan Foods Co., Ltd., a shareholder of Decens Foods, was indebted to Decens Foods at December 31, 2011 and December 31, 2010 in the amount of $1,016,365 and $967,700, respectively.    These amounts are non-interest-bearing and payable on demand.

             The Company leases its office building and 7 of its operating outlets from Yakun Song. The lease is for a term of five years ending in 2013 and a total rental of RMB15,000,000 was prepaid in advance.  On December 31, 2011 the Company extended the lease agreement with Yakun Song for its office building for a term ending in December 2017. The total rent is RMB30,000,000 (about US$4.76 million), of which RMB15,200,000 (about US$2.4 million) was paid in advance. The remaining rent is due in 2012 and 2013. The monthly rental is RMB 500,000 (approximately US$76,800).

On June 25, 2011, the Company entered into a new lease with Yakun Song. According to the new lease, the Company will lease an office building and use it principally as a manufacturing facility, as well as for administration and sales. The lease is for a term of 5 years commencing September 1, 2011 and ending September 1, 2016 and a total rental of RMB21,000,000 (approximately US$3.1 million) was prepaid in advance. The monthly rental is RMB 350,000 (approximately US$53,800).

We do not have a written policy concerning conflicts of interest or transactions with related parties, although we plan to adopt a written policy in the forseeable future. However, we believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described above were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

Index

On September 13, 2011, we entered into and closed the Share Exchange Agreement with Vast Glory and its sole shareholder, Ms. Song, pursuant to which we acquired 100% of the issued and outstanding capital stock of Vast Glory in exchange for 8,250,000 shares of our common stock, par value $0.001, which constituted approximately 68% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.

On December 30, 2010, Changchun Yaqiao Business Consulting Co., Ltd. (“WFOE”), our 100% indirectly-owned PRC subsidiary, entered into a series of contractual agreements with Changchun Decens Foods Co., Ltd. and the shareholders of Changchun Decens Foods Co., Ltd., pursuant to which Changchun Decens Foods Co., Ltd. became our VIE. The VIE structure is a common structure used to acquire PRC companies, particularly in certain industries where foreign investment is restricted or forbidden by the PRC government. The VIE agreements include the following arrangements:

These contracts include an Entrusted Management Agreement, an Exclusive Service Agreement, an Exclusive Option Agreement and a Shareholders’ Voting Proxy Agreement. These contracts are summarized below. Please also refer to the full text of the contracts, which are filed as exhibits to this report.

•
Entrusted Management Agreement. Under the Entrusted Management Agreement by among WFOE, HKF, and the shareholders of Decens Foods, WFOE will manage the business operations of the VIE in exchange for a management fee, payable monthly, in an amount equal to the monthly earnings of the VIE, before income taxes (if any). The management fee is payable to WFOE on a monthly basis. No payment is required for any month during which Decens Foods incurs a loss. Losses incurred will be credited against profits generated in subsequent months for purposes of computing the monthly management fee payable to WFOE. During the term of the agreement, the VIE may not contract with any other party to provide services that are the same or similar to the services to be provided by WFOE pursuant to the agreement. The agreement shall remain in effect until the earliest of (i) the winding up of HKF, (ii) the date on which WFOE completes the acquisition of HKF in accordance with the Exclusive Option Agreement, as described below, and (iii) a date mutually agreed to by WFOE, HKF and the shareholders of Decens Foods.

•
Exclusive Service Agreement. Under the Exclusive Service Agreement between HKF and WFOE, WFOE will provide on an exclusive basis specified services to HKF. In consideration for such services, HKF shall pay WFOE fees at mutually acceptable rates upon presentation by WFOE of statements of account based upon hours of service, which fees shall be considered an operating expense of HKF in determining earnings (before income taxes) in determining the monthly management fee payable to WFOE under the Entrusted Management Agreement. The agreement shall remain in effect until the earliest of (i) the winding up of HKF, (ii) the date on which WFOE completes the acquisition of HKF in accordance with the Exclusive Option Agreement, as described below, and (iii) a date mutually agreed to by WFOE, HKF and the shareholders of Decens Foods.

•
Option Agreement. Under the Option Agreement, the shareholders of Decens Foods who collectively owned 100% of the equity interests in Decens Foods, granted WFOE an exclusive, irrevocable option to purchase all or part of their equity interests in Decens Foods, exercisable at any time and from time to time, to the extent permitted under PRC law, and an option to acquire all or a part of the assets or business of HKF, to the extent permitted under the laws of the PRC. The purchase price of the equity interest will be equal to the value of the equity interests of HKF to be purchased as mutually determined by WFOE and the shareholders of Decens Foods.

•
Shareholders’ Voting Proxy Agreement. Pursuant to the Shareholders’ Voting Proxy Agreement, each of the shareholders of Decens Foods irrevocably granted the individuals designated by WFOE all of the voting rights as a shareholder of Decens Foods for the maximum period of time permitted by law. Each shareholder of Decens Foods also covenanted not to transfer his or her equity interest in Decens Foods to any party, other than WFOE or a designee of WFOE.

Index

As a result of these contractual arrangements, Decens Foods became our controlled VIE. A variable interest represents a contractual or ownership interest in another entity that causes the holder to absorb the changes in fair value of the other entity’s net assets. Potential variable interests include: holding economic interests, voting rights, or obligations to an entity; issuing guarantees on behalf of an entity; transferring assets to an entity; managing the assets of an entity; leasing assets from an entity; and providing financing to an entity. In such cases consolidation of the VIE is required by the enterprise that controls the economic risks and rewards of the entity, regardless of ownership. We have consolidated Decens Foods’ historical financial results in our financial statements as a variable interest entity pursuant to U.S. generally accepted accounting principles (“GAAP”).

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14	Principal Accountant Fees And Services.

The following is a summary of the fees billed to us for professional services rendered by Child, Van Wagoner & Bradshaw, PLLC, our registered independent public accountants for the fiscal years ended December 31, 2010 and December 31, 2011:

	Fiscal year ended December 31,
	2010	2011

Audit Fees	$10,425	$55,000
Audit Related Fees	$0	$22,000
Tax Fees	$500	$1,000
All Other Fees	$0	$0

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

Index

Our Board of Directors has reviewed our audited financial statements contained in our Annual Report on Form 10-K for the 2011 fiscal year. The Board of Directors also has been advised of the matters required to be discussed pursuant to PCAOB Rule 3526 (Communication with Audit Committees Concerning Independence), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received the written disclosures and the letter from Child, Van Wagoner & Bradshaw, PLLC , required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has considered the independence of Child, Van Wagoner & Bradshaw, PLLC, from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2011 fiscal year for filing with the SEC.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements Period Ended 12/31/2011 and 12/31/10

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Index

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation ( incorporated herein by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1/A (Amendment No. 1), filed and declared effective on March 14, 2008).
3.2
Certificate of Amendment to Articles of Incorporation amending Article First to change the name to Yakun International Investment & Holding Group filed with the Office of the Secretary of State of Nevada on December 1, 2011.

3.3	Amended and Restated By-Laws.
10.1
Share Exchange Agreement dated September 13, 2011 by and among the Registrant, Vast Glory and Yakun Song (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 13, 2011).

10.2
English translation of Entrusted Management Agreement dated December 30, 2010, between Changchun Yaqiao Business Consulting Co., Ltd., Decens Foods and the Decens Foods Shareholders (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 13, 2011). .

10.3
English translation of Exclusive Service Agreement, dated December 30, 2010, between Changchun Yaqiao Business Consulting Co., Ltd. and Decens Foods (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 13, 2011)..

10.4
English translation of Option Agreement, dated December 30, 2010, by and among Changchun Yaqiao Business Consulting Co., Ltd., Decens Foods and the shareholders of Decens Foods(incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 13, 2011).

10.5
English translation of Shareholders’ Voting Proxy Agreement, dated December 30, 2010, by and among  Changchun Yaqiao Business Consulting Co., Ltd., Decens Foods and the shareholders of Decens Foods (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 13, 2011).

10.6
Joinder Agreement, dated August 4, 2011 by and among Changchun Yaqiao Business Consulting Co., Ltd., Yakun Song and Jiang Tao (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 13, 2011).

10.7
English translation of Lease dated December 10, 2007 between Yakun Song and Decens Foods (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed on December 21, 2011). .

10.8
Promissory Note dated December 10, 2007 payable to Yakun Song (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A (amendment No.1) filed on December 21, 2011)..

10.9	2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-8 (Registration No.333-178465) filed on December 13, 2011.
16.1	Letter dated May 12, 2010 from Kyle L. Tingle, CPA, LLC to the Commission, incorporated herein by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K/A filed on May 18, 2010.
21.1	List of subsidiaries (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 13, 2011).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2011 and 2010, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and (v) the notes to the Consolidated Financial Statements.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAKUN INTERNATIONAL INVESTMENT & HOLDING GROUP
Date: March 30, 2012	By:	/s/ Yakun Song
Yakun Song President Chief Executive Officer (Principal Executive Officer
	By:	/s/ Fengying Su
Fengying Su Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2012.

Signature	Title

President, Chief Executive Officer, and a Director
/s/ Yakun Song	(Principal Executive Officer)
Yakun Song

Chief Financial Officer
/s/ Fengying Su	(Principal Financial Officer)
Fengying Su

Index

Yakun International Investment & Holding Group

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

CONTENTS

Pages

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Yakun International Investment & Holding Group
Jilin Province, China

We have audited the accompanying consolidated balance sheets of Yakun International Investment & Holding Group (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yakun International Investment & Holding Group as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 26, 2012

Yakun International Investment & Holding Group
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	As of December 31
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$1,586,158	$870,042
Accounts receivable, net of allowance	999,488	590,058
Loan receivable	–	1,811,950
Inventories, net	264,237	78,768
Other receivables	21,138	18,387
Advance to suppliers	189,149	20,822
Deferred tax assets	69,268	55,863
Deposits & prepayment	11,090	9,804
Total current assets	3,140,528	3,455,694

Property and equipment, net	1,539,785	1,351,272
Prepaid lease	1,548,259	–
Prepaid lease – related party	5,994,681	905,975
Loans to related parties	1,016,365	967,699
Total assets	$13,239,618	$6,680,640

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Customer deposits	$10,912	$10,260
Accounts payable and accrued liabilities	264,453	253,305
Taxes payable	305,570	457,535
Related party payable	234,860	118,204
Total current liabilities	815,795	839,304

Stockholders’ equity
Preferred stock, 5,000,000 shares authorized, 0 share outstanding
Common stock, $0.001 par value; 70,000,000 shares authorized, 12,059,600 shares issued and outstanding at December 31, 2011 and December 31, 2010	12,060	12,060
Additional paid in capital	143,719	143,719
Retained earnings	11,567,692	5,441,000
Accumulated other comprehensive income	700,352	244,557
Total stockholders' equity	12,423,823	5,841,336

Total liabilities and stockholders’ equity	$13,239,618	$6,680,640

See notes to the consolidated financial statements

Index

Yakun International Investment & Holding Group
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)

	For the years ended December 31
	2011	2010

Sales	$18,317,677	$14,287,150
Cost of sales	8,204,790	6,868,904
Cost of sales – related party	378,851	288,057
Gross profit	9,734,036	7,130,189

Operating expenses
Selling, general and administrative	1,469,661	694,179
Lease expenses – related party	301,534	288,057
Total operating expenses	1,771,195	982,236
Income from operations	7,962,841	6,147,953

Other income
Subsidy income	109,789	–
Interest income	138,868	27,160
	248,657	27,160

Income before income tax expense	8,211,498	6,175,113
Income tax expense	(2,084,806)	(1,547,027)
Net income	6,126,692	4,628,086
Other comprehensive income
Foreign currency translation gain	455,795	149,634
Comprehensive income	$6,582,487	$4,777,720

Earnings per share – basic and diluted	$0.51	$0.38
Weighted average number of shares outstanding – basic and diluted	12,059,600	12,059,600

See notes to the consolidated financial statements

Index

Yakun International Investment & Holding Group
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in U.S. dollars)

	Common Stocks $0.001 Par Value		Additional Paid - in Capital	Retained earnings	Accumulated other comprehensive income	Total Stockholders’ equity
	No. of shares

Balance as of December 31, 2009	12,059,600	$12,060	$101,470	$2,216,267	$94,923	$2,424,720

Share issued		-	1,709			1,709
Net income for the year				4,628,086	-	4,628,086
Contribution of fixed assets-Vast Glory	-	-	40,540		-	40,540
Payment of dividends	-	-	-	(1,403,353)	-	(1,403,353)
Foreign currency translation gain	-	-	-	-	149,634	149,634

Balance as of December 31, 2010	12,059,600	$12,060	$143,719	$5,441,000	$244,557	$5,841,336

Contribution of fixed assets	-	-	-		-	-
Share issued		-	-			-
Net income for the year				6,126,692	-	6,126,692
Foreign currency translation gain	-	-	-	-	455,795	455,795

Balance as of December 31, 2011	12,059,600	$12,060	$143,719	$11,567,692	$700,352	$12,423,823

See notes to the consolidated financial statements

Index

Yakun International Investment & Holding Group
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	For the years ended December 31
	2011	2010
Cash flows from operating activities
Net income	$6,126,692	$4,628,086

Depreciation and amortization	249,907	137,235
Accounts receivable	(370,282)	(341,411)
Inventories	(176,980)	33,537
Other receivables	(1,781)	26,403
Advance to suppliers	(163,416)	31,013
Deferred tax assets	(10,332)	(54,651)
Deposits & prepayment	(773)	-
Accounts payable & accrued liabilities	(737)	160,380
Taxes payable	(170,610)	(899,496)
Customer deposits	132	10,038
Prepaid lease	(1,509,633)	443,164
Prepaid lease – related party	(4,917,329)	-
Net cash provided by operating activities	(945,142)	4,174,298

Cash flows from investing activities
Purchases of property and equipment	(367,457)	(17,423)
Loan receivable	-	(1,772,657)
Receipts of loan receivable	1,855,596	-
Proceeds from related party receivable	-	1,573,702
Advance to related party	-	(2,697,621)
Net cash provided by (used in) investing activities	1,488,139	(2,913,999)

Cash flows from financing activities
Proceeds from issuance of stocks	-	1,709
Related party payable	116,518	118,205
Dividends paid to stockholders	-	(1,403,353)
Net cash provided by (used in) financing activities	116,518	(1,283,439)

Effect of exchange rate changes on cash	56,601	24,972

Net increase in cash and cash equivalents	716,116	1,832
Cash and cash equivalents at beginning of year	870,042	868,210
Cash and cash equivalents at end of year	$1,586,158	$870,042

Non cash in investing and financing activities:
Purchased fixed asset from related party by reducing related party receivable	$-	$1,246,713
Shareholder contribution of fixed assets	-	40,540
Machinery lease deposit – related party	-	418,334
Supplemental disclosure of cash flow information
Income taxes paid	$2,264,958	$2,454,393
Interest paid	$-	$-

See notes to the consolidated financial statements

Index

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

1.	Organization and principal activities

Yakun International Investment & Holding Group (the “Company”, “Yakun International”, or ”we”) formerly named Rhino Productions, Inc. (“Rhino Productions”) was incorporated under the laws of the State of Nevada on October 16, 2007. Prior to the acquisition of Vast Glory Holdings Limited (“Vast Glory”), we were a development stage company that had not generated any revenue from operations and maintained no essential assets since inception.

On September 13, 2011, we consummated a Share Exchange Agreement with the shareholders of Vast Glory Holdings Limited (“Vast Glory”), pursuant to which we acquired 100% of the outstanding capital stock of Vast Glory in exchange for 8,250,000 shares of our common stock, which constituted approximately 68% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the acquisition pursuant to the Exchange Agreement (the "Acquisition").

The Acquisition was accounted for as a reorganization of entities under common control. In accordance with the applicable accounting guidance for accounting for a business combination as a pooling of interests, Vast Glory’s assets and liabilities were recorded at their historical carrying amounts, with no goodwill or other intangible assets recorded as a result of the business combination of Vast Glory with the Company.

Vast Glory was incorporated on February 26, 2009 in the British Virgin Islands (“BVI”) in anticipation of a business combination.  Vast Glory was inactive until April 29, 2011, when the shareholders of HK Food Logistics, Limited (“HK Food”) transferred 100% of the outstanding common shares of HK Food to Vast Glory. As a result of this transaction, HK food became a wholly-owned subsidiary of Vast Glory.

Prior to the April 29, 2011 share transfer, the shareholders of Vast Glory and HK Food were substantially the same. According to ASC 805-30 pooling of interests method was used to account for the transactions between entities under common control whereby Vast Glory recognized the HK Food assets and liabilities transferred at their carrying amounts.  Accordingly, the financial statements for Vast Glory and HK Food have been combined for all periods presented per ASC 805-45. The reorganization of entities under common control was retrospectively applied to the financial statements of all prior periods as though the assets and liabilities had been transferred at that date.

HK Food was incorporated under the laws of the Hong Kong Special Administrative Region of the People's Republic of China (“Hong Kong”, or “HK”) on June 28, 2010.  HK Food established Changchun Yaqiao Business Consulting Co., Ltd. (“WFOE”), a wholly foreign-owned enterprise in China on October 28, 2010.  Until December 29, 2010, when HK Food through its WFOE entered into a series of variable interest entity contractual agreements ,HK Food had no operations other than those related to its incorporation.

Pursuant to variable interest entity contractual agreements, HK Food indirectly controls Changchun Decens Foods Co., Ltd. (“Decens”).  Decens is located in Changchun City, Jilin Province, the People’s Republic of China (“PRC”).  It was established in September 2003 under the law of PRC and is principally engaged in the production of cakes and Chinese traditional foods which it distributes through its outlets and distribution network throughout Jilin Province.

In December 2010, WFOE entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Decens and its shareholders (the “Decens Shareholders”). The incorporation of HK Food, WFOE and entering into of VIE Agreements did not result in any change in the basis of the assets and liabilities of Decens, which continue to be carried at their historical amounts. WFOE effectively assumed management of the business activities of Decens and has the right to appoint all executive and senior management and the members of the board of the directors of Decens.

Index

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

PRC laws and regulations prohibit or restrict foreign ownership of certain bakery content businesses. To comply with these foreign ownership restrictions, the Company operates its name brand bakery sales in the PRC through a variable interest entity or VIE, the PRC legal entity established by the individuals authorized by the Company. The Company has entered into certain exclusive agreements with the VIE through WFOE, which entitles WFOE to receive all of its residual returns. In addition, the Company has entered into certain agreements with the authorized individuals through WFOE, including option agreements to acquire the equity interests in the VIE when permitted by the PRC laws, and share pledge agreements for the equity interests in the VIE held by the authorized individuals.

Despite the lack of technical majority ownership, there exists a parent-subsidiary relationship between the Company and the VIE. The Company demonstrates its ability and intention to continue to exercise the ability to absorb substantially all of the profits and all of the expected losses of the VIE. The VIE is  subject to operating risks, which determine the variability of the Company’s interest in the entity. Based on these contractual arrangements, the Company consolidates the VIE as required by Accounting Standards Codification (“ASC”) subtopic 810-10 (“ASC 810-10”), Consolidation: Overall, because the Company holds all the variable interests of the VIE through WFOE, which is the primary beneficiary of the VIE.

Yakun International, Vast Glory, HK Food, WFOE and Decens are referred to herein collectively as the “Company” or “we”, “us”, “our” or “Group”.

2.	Summary of significant accounting policies

(a)	Basis of presentation

The accompanying financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(b)	FASB establishes Accounting Standards Codification

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Financial Accounting Standards Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification or ASC is effective for interim and annual periods ending after September 15, 2009.  The principal impact on the Company’s financial statements for adopting the Codification is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  In order to ease the transition to the Codification, the Company is providing the standards issued and adopted prior to the adoption of the Codification cross-reference alongside references to the Codification.

Index

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

(c)	Foreign currency transactions

The functional currency of the Company is the RMB. For financial reporting purposes, the financial statements of the Company, which are prepared in RMB, are translated into the Company’s reporting currency, the United States Dollar (“U.S. dollar”). The Company’s assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during each reporting period, and stockholders' equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

The exchange rates applied are as follows:

	2011	2010
Average USD/RMB exchange rate	6.4669	6.7695
Average USD/HKD exchange rate	7.7821	7.7800
Year-end USD/RMB exchange rate	6.3056	6.6227
Year-end USD/HKD exchange rate	7.7680	7.7800

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

(d)	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ from those estimates.

(e)	Cash and cash equivalents

Cash and cash equivalents represent cash on hand and deposits held at call with PRC banks which are not insured. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The majority of cash that the Company holds is Renminbi. Accounting to PRC laws and regulations, Renminbi are freely convertible only to the extent of current account items, such as trade related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriation of investment, require prior approval from State Administration of Foreign Exchange of China (“SAFE”) or its local counterpart for conversion of Renminbi into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC.

(f)	Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company did not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2011 and 2010, no allowance for doubtful accounts was provided for.

Index

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

(g)	Inventories, net

Inventories, consisting mainly of low value consumables, are stated at the lower of cost or market value. Inventories are charged to expense when being withdrawn.

(h)	Property and equipment

Property and equipment are recorded at cost. When machinery, vehicles and office equipment are retired or otherwise disposed of, the resulting gain or loss is included in net income or loss in the year of disposition for the difference between the net book value and proceeds received thereon. The cost of improvements that extend the life of plant, property, and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation is calculated on the straight-line method after taking into account estimated residual values over the following estimated useful lives:

Machinery	10 years
Vehicles	6 years
Office equipment	4 years

Depreciation expense of $152,159 and $72,896 is included in cost of sales and $97,748 and $64,339 is included in general and administrative expenses for the years ended December 31, 2011 and 2010, respectively.

When machinery, vehicles and office equipment are retired or otherwise disposed of, the resulting gain or loss is included in net income or loss in the year of disposition for the difference between the net book value and proceeds received thereon.

(i)	Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. There were no impairment losses in the years ended December 31, 2011 and 2010.

(j)	Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104, “Revenue Recognition”: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

Cost of revenue

When the criteria for revenue recognition have been met, costs incurred are recognized as cost of revenue. Cost of revenue primarily includes cost of raw materials purchased from third parties, water and electricity charges, employees cost, rental, outlet expenses, depreciation and amortization expense.

(k)	Advertising costs

Advertising costs are expensed when incurred and are included in “selling expenses” in the income statement. For the years ended December 31, 2011 and 2010, advertising expenses were approximately US$62,329 and US$59,179, respectively.

Index

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

(l)	Shipping and handling costs

Shipping and handling costs related to costs of raw materials purchased are included in cost of sales. Shipping and handling amounts billed to customers in related sale transactions are included in sales revenues.

The out-bound freight expenses of $59,071 and $36,292 for 2011 and 2010, respectively, are recorded in the Consolidated Statement of Operations and Comprehensive Income as a component of selling, general, & administrative expenses.

(m)	Income Taxes

The Company recognizes income taxes under the liability method. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted tax rates in effect for the years in which the differences are expected to reverse. The Company records a valuation allowance against the amount of deferred tax assets that it determines is not more likely than not being realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company adopted ASC Topic 740-10-25-5 through 740-10-25-7 and 740-10-25-13, (formerly FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”), which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the years ended December 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions and the Company did not have any significant unrecognized uncertain tax positions.

(n)	Retained Earnings

In accordance with the Regulations on Enterprises with Foreign Investment of China and its articles of association, WFOE, the Company’s PRC subsidiary, being a foreign invested enterprise established in China, is required to make appropriations to certain statutory reserves, namely a general reserve fund, an enterprise expansion fund, a staff welfare fund and a bonus fund, all of which are appropriated from net profit as reported in its PRC statutory accounts. WFOE is required to allocate at least 10% of its after-tax profits to a general reserve fund until such fund has reached 50% of its registered capital   (RMB500,000). As of December 31, 2011 and December 31, 2010, since WFOE had no income in year 2011 and year 2010, WFOE did not make any appropriation to the general reserve fund. Appropriations to the enterprise expansion fund and staff welfare and bonus funds are at the discretion of the board of directors of the Company’s subsidiary. WFOE did not make any appropriations to the enterprise expansion fund and staff welfare and bonus funds.

In accordance with the China Company Laws, the Company’s VIE must make appropriations from its after tax profits as reported in its PRC statutory accounts to non-distributable reserve funds, namely a statutory surplus fund and a discretionary surplus fund. The Company’s VIE is required to allocate at least 10% of its after-tax profits to the statutory surplus fund until such fund has reached 50% of its registered capital (RMB500,000). Appropriations to the discretionary surplus fund are made at the discretion of the Company’s VIE. General reserve and statutory surplus funds are restricted to set-off against losses, expansion of production and operation and increasing registered capital of the respective company. Staff welfare and bonus fund and statutory public welfare funds are restricted to capital expenditures for the collective welfare of employees. The reserves are not allowed to be transferred to the Company in terms of cash dividends, loans or advances, nor are they allowed for distribution except under liquidation.

Index

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
	For the years ended December 31,
	2011		2010
	RMB	USD	RMB	USD
PRC statutory reserve funds	250,000	$35,609	250,000	$35,609
Unreserved retained earnings		11,566,363		5,350,743
		$11,502,712		$5,386,352

Under PRC laws and regulations, there are restrictions on WOFE and the Company’s VIE with respect to transferring certain of their net assets to the Company either in the form of dividends, loans, or advances. Amounts restricted include paid-in capital of WFOE and the net assets of the Company’s VIE in which the Company has no legal ownership, totaling approximately RMB79 million (USD12.5 million) and RMB39 million (USD5.9 million) as of December 31, 2011 and 2010, respectively.

(o)	Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented on the accompanying balance sheets, is the cumulative foreign currency translation adjustments, commitments and contingencies.

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, product and environmental liability, and tax matters. In accordance with ASC Topic 450 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”), the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Historically, the Company has not experienced any material service liability claims.

(p)	Variable Interest Entities

In determining whether the Company is the primary beneficiary of a VIE, the Company considers qualitative and quantitative factors, including, but not limited to the amount and characteristics of the Company's investment; the obligation or likelihood for the Company to provide financial support; the Company's ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of the Company.

The Company holds variable interests in one VIE for which the Company is the primary beneficiary. The VIE Agreements consist of an Entrusted Management Agreement, an Exclusive Service Agreement, an Exclusive Option Agreement and a Shareholders’ Voting Proxy Agreement among WFOE, Decens Foods and the shareholders of Decens Foods.

The Company has concluded, based on its qualitative consideration of the VIE agreements and the Company structure, that it is the primary beneficiary of Decens Foods through the VIE Agreements. In making this determination, the Company considered the following factors:

•	WFOE has full and exclusive rights to manage and control all assets of Decens Foods.

•	WFOE receives monthly fees for services which are equal to the monthly earnings of Decens Foods.

Index

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

•	WFOE has rights and obligations which include:

i.	Enjoy the exclusive and complete right to manage the Decens Foods operating independently.

ii.	Enjoy all profits arising from Decens Foods during the Entrusted Period.

iii.	To appoint directors of the Operating Entity.

iv.	To convene shareholders’ meeting of Operating entity in accordance with the Shareholders’ voting Proxy agreement and sign resolutions of shareholders’ meeting.

The Company consolidates VIEs of which it is the primary beneficiary, which currently is Decens Foods.  The liabilities recognized as a result of consolidating the VIE do not necessarily represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE.  Conversely, assets recognized as a result of consolidating the VIE do not represent additional assets that could be used to satisfy claims against our general assets.

Substantially all consolidated assets and liabilities of the Company are those of Decens Foods.  The total consolidated VIE assets and liabilities are the same as those in our condensed consolidated balance sheets for the periods presented.  There is no gain or loss recognized on the initial consolidation of VIE.

The carrying amount of the total assets of VIEs was RMB82 million (US$13 million) as of December 31, 2011 and there was no pledge or collateralization of their assets. The amount of the net assets of VIEs, which were restricted under PRC laws and regulations, was RMB79 million (US$12.5 million) as of December 31, 2010.

(q)	Segment reporting

ASC Topic 280, “Disclosure about Segments of an Enterprise and Related Information” requires use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Accordingly, the Company has reviewed its business activities and determined that multiple segments do not exist to be reported.

(r)	Fair value of financial instruments

The carrying amounts of cash and cash equivalents, accounts receivable from third and related parties, amounts due from and due to related parties, accounts payable, other payables and short-term borrowings approximate their fair values due to their short term nature.

The fair value is estimated by discounting the future cash flows using an interest rate which approximated the rate for which the financial institution would charge borrowers with similar credit ratings and remaining maturities.

(s)	New accounting pronouncements

Accounting standards updates through number 2011-12 have been issued but do not apply to the Company.

Index

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

(t)	Significant risks

Credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable and other receivables. The Company places its cash and cash equivalents, amounting to US$855,721 and US$502,132 as of December 31, 2011 and 2010, with financial institutions that management believes are of high-credit ratings and quality.

The Company conducts credit evaluations of customers and generally does not require collateral or other security from its customers. The Company establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

Foreign currency risk

A majority of the Company’s sales and expense transactions and a significant portion of the Company’s assets and liabilities are denominated in Renminbi (“RMB”). RMB is not freely convertible into foreign currencies. In the PRC, certain foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China (“PBOC). Remittances in currencies other than RMB by the Company in China must be processed through the PBOC or other China foreign exchange regulatory bodies which require certain supporting documentation in order to effect the remittance.

(u)	Earnings per share

Earnings per share is computed by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

3.	Cash and cash equivalents

	December 31,
	2011	2010

Cash on hand	$730,399	$367,910
Cash in bank	855,759	502,132
Total	$1,586,158	$870,042

4.	Accounts receivable

	December 31,
	2011	2010

Due from third parties	$999,488	$590,058
Total	$999,488	$590,058

Index

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

5.	Loans receivable

	December 31,
	2011	2010
Jilin Xingchao Wuzi Co., ltd.	$-	$1,811,950
Total	$-	$1,811,950

In 2010, the Company made two loans totalling RMB12,000,000 ($1,811,950) to Jilin Xingchao Wuzi Co., Ltd (“Jilin Xingchao”). These loans have no collateral. The owner of Jinlin Xingchao Wuzi Co., ltd. has a long history of friendship with Ms. Yakun Song (10% shareholder of Decens). Both loans bear an interest rate of 8% per annum and interest is due at the end of every three months. Jilin Xingchao repaid both loans in November 2011.

For the years ended December 31, 2011 and 2010, the Company recorded an interest income earned from the loans of $136,077 and $26,590, respectively.

6.	Related party transactions

a)	Loans to (from) related parties are as follows:
	December 31,
	2011	2011
Jilin Fuyuanguan Foods Co., Ltd (Decens’ shareholder)	$1,016,365	$967,699
Total	$1,016,365	$967,699

These are non-interest bearing loans borrowed by the stockholders of the Company.

b)	Prepaid leases - related party

	December 31,
	2011	2010
Prepaid leases - outlets and office building (Note 6.b)1.)	$475,768	$905,975
Prepaid leases - outlets and office building (Note 6.b)2.)	2,410,560	-
Prepaid leases - workshop and office building (Note 6.b)3.)	3,108,353	-
	$5,994,681	$905,975

1.
The Company leases its office building and operating outlets from one of its stockholders. The lease contract is for 5 years starting from January 2008 to December 2012. The total rental of RMB15,000,000 was prepaid in advance. The lease prepayments are amortized equally over the five years using straight line method. The monthly rental is RMB 250,000 (approximately US$38,400).

2.
In December 2011, the Company extended the lease contract of the same office building from January 2013 to December 2017. The total rent is RMB30,000,000 (about US$4.76 million), of which RMB15,200,000 (about US$2.4 million) was paid in advance. The remaining rent is due in 2012 and 2013. The prepaid leases will be amortized equally over the five years using straight line method starting January 1, 2013. The monthly rental is RMB 500,000 (approximately US$76,800).

3.
On June 25, 2011, the Company entered into a new lease agreement with one of the Company’s shareholders. According to the new lease agreement, the Company will lease an office building and use it as a new administration, sales and manufacturing facility. The lease contract is for 5 years starting from September 1, 2011 to September 1, 2016 and a total rental of RMB21,000,000 (approximately US$3.1 million) was prepaid in advance. The lease prepayments are amortized equally over the five years using the straight line method. The monthly rental is RMB 350,000 (approximately US$53,800).

Index

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

For the years ended December 31, 2011 and 2010, related party lease expense included in cost of goods sold were $378,851 and $288,057, respectively; related party lease expense included in operating expenses were $301,534 and $288,057, respectively

c)	Related party payable

	December 31,
	2011	2010
Ms. Yakun Song (Decens’ shareholder)	$234,860	$118,204

Related party payable arises from Company’s expenses paid by Ms. Yakun Song, one of the shareholders of the Company. This payable is non-interest bearing and due on demand.

	December 31,
	2011	2010

Raw materials	$254,161	$62,385
Finished goods	10,076	16,383
Total	$264,237	$78,768

7.	Inventory

8.	Property and equipment

         At December 31, 2011 and 2010, the property and equipment consist of the following:

	December 31,
	2011	2010

Machinery	$1,383,935	$1,205,602
Vehicles	342,097	325,717
Office equipment and electronic devices	44,481	37,922
Leasehold improvement	254,144	-
Total	2,025,017	1,569,241
Less: accumulated depreciation	(485,232)	(217,969)
Total fixed assets, net	$1,539,785	$1,351,272

9.	Prepaid lease

	December 31,
	2011	2010
Prepaid leases - outlet (Note 9.a).)	$380,615	$-
Prepaid leases - outlet (Note 9.b).)	628,013	-
Prepaid leases – workshop (Note 9.c).)	513,830	-
Prepaid leases - outlet (Note 9.d).)	25,801	-
	$1,548,259	$-

Index

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

a)
On June 30, 2011, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 5 years starting from July 1, 2011 to June 1, 2016. The total rental is RMB6,000,000 ($951,536), of which RMB3,000,000 ($475,768) was paid by the Company in 2011. The remaining rental of RMB3,000,000 is due before May 31, 2014. The lease prepayments are amortized equally over the five years using the straight line method. The monthly rental is RMB 100,000 (approximately $15,800).

b)
On June 30, 2011, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 3 years starting from January 1, 2012 to December 31, 2014. The total rental is RMB3,960,000 ($628,013) was paid by the Company in 2011. The lease prepayments are amortized equally over five years using the straight line method. The monthly rental is RMB 110,000 (approximately $16,900).

c)
On November 15, 2011, the Company entered into a new lease agreement with a third party. According to the new lease agreement, the Company will lease a building and use it as a new manufacturing and sales facility. The lease contract is for 3 years starting from January 1, 2012 to December 31, 2014 and a total rental of RMB3,240,000 ($513,830) was prepaid in 2011. The prepaid leases are amortized equally over the three years using the straight line method. The monthly rental is RMB 90,000 (approximately $14,300).

d)
On November 23, 2011, the Company entered into a new lease agreement with a third party to rent a store as a Company retail outlet. The lease contract is for 1 year starting from December 15, 2011 to December 14, 2012. The total rental,  RMB170,000 ($26,960), was paid by the Company in 2011. The lease prepayments are amortized equally over the 1 year using the straight line method. The monthly rental is RMB14,166 (approximately $2,300).

For years ended December 31, 2011 and 2010, the Company recorded lease expense in operating expenses of $93,910 and nil, respectively.

10.	Taxes payable

	December 31,
	2011	2010
Value-added tax payable	$100,427	$96,117
Enterprise Income tax payable	195,334	351,807
Others	9,809	9,611
Total	$305,570	$457,535

11.	Other income

Subsidy income

In 2011, the Company received a one-time reform subsidy fund of $109,789 (RMB710,000) from the Chinese government.

Index

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

12.	Income taxes

USA

The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of December 31, 2011 and December 31, 2010.

BVI

Vast Glory is incorporated under the International Business Companies Act of the British Virgin Islands and accordingly, is exempted from payment of British Virgin Island’s income taxes.

Hong Kong

HK Food was incorporated in Hong Kong and subject to Hong Kong income taxes. As HK Food had no income generated in Hong Kong, there was no tax expense or tax liability at December 31, 2011 and 2010.

PRC

WFOE and Decens, which were incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).  The prevailing statutory rate of enterprise income tax is 25%.

WFOE had no taxable income for years 2011 and 2010 and there were no tax expenses and tax liability at December 31, 2011 and 2010.

The reconciliation of tax computed by applying respective statutory income tax rate to pre-tax income is as follows

	For the year ended	For the year ended
	December 31, 2011	December 31, 2010
Income (loss) before income taxes
United States, BVI, HK	$(127,721)	$(39,485)
China (Decens)	8,339,219	6,214,598
	$8,211,498	$6,175,113
Provision for Income Taxes
Current income tax	$2,095,138	$1,576,959
Deferred income tax	(10,332)	(29,932)
	$2,084,806	$1,547,027

Net income	$6,126,692	$4,628,086

Worldwide effective rate	25.39%	25.05%

Index

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

The tax effects of temporary differences that give rise to the deferred tax assets balance at December 31, 2011 and 2010 are as follows:

	December 31
	2011	2010
Receivables and others	$5,707	$(13,379)
Amortization of prepaid lease	108,231	45,299
Accumulated Depreciation	(73,865)	209
Accrued expenses, payroll and others	29,195	23,734
Deferred tax assets	69,268	55,863
Valuation allowance	-	-
Deferred tax assets, net	$69,268	$55,863

13.	Contingencies

The Company has not, historically, carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance. Management feels the chances of such an obligation arising are remote.

Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Company, is remote.

14.	Commitments

Operating lease commitment

a)
On June 25, 2011, the Company entered into a new lease agreement with one of the Company’s shareholders. According to the new lease agreement, the Company will lease an office building and use it as a new administration, sales and manufacturing facility. The lease contract is for 5 years starting from September 1, 2011 to September 1, 2016 and a total rental of RMB21,000,000 was prepaid in advance. The lease prepayments are amortized equally over the five years using the straight line method. The monthly rental is RMB 350,000 (approximately $53,800).

b)
On June 30, 2011, the Company entered into a new lease agreement with a third party to lease a place as a new retail store. The lease contract is for 5 years starting from July 1, 2011 to June 30, 2016. The total rental is RMB6,000,000 ($939,224), of which RMB3,000,000 ($469,612) was paid by the Company in September 2011. The remaining rental of RMB3,000,000 will be due before May 31, 2014.

c)
On June 30, 2011, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 3 years starting from January 1, 2012 to December 31, 2014. The total rental is RMB3,960,000 ($628,013) was paid by the Company in December 2011. The prepaid leases are amortized equally over the five years using the straight line method. The monthly rental is RMB 110,000 (approximately $16,900).

Index

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

d)
In December 2011, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 1 year starting from December 15, 2011 to December 14, 2012. The total rental is RMB170,000 ($26,960) was paid by the Company in December 2011. The prepaid leases are amortized equally over the 1 year using the straight line method. The monthly rental is RMB14,166 (approximately $2,247).

e)
In December 2011, the Company extended the lease contract of the same office building from January 2013 to December 2017. The total rent is RMB30,000,000 (about $4.76 million), of which RMB15,200,000 (about U$2.4 million) was paid in advance. The remaining rent is due in 2012 and 2013. The prepaid leases are amortized equally over the five years using straight line method. The monthly rental is RMB 500,000 (approximately $76,800).

f)
In December 2011, the Company entered into a new lease agreement with one of the Company’s shareholders. According to the new lease agreement, the Company will lease a building and use it as a new manufacturing facility. The lease contract is for 3 years starting from January 1, 2012 to December 31, 2014 and a total rental of RMB3,240,000 ($513,830) was prepaid in advance. The prepaid leases are amortized equally over the three years using the straight line method. The monthly rental is RMB 90,000 (approximately $14,300).

15.	Subsequent events

In May 2009, the FASB issued a new accounting standard which established general accounting standards and disclosure for subsequent events. In accordance with this standard, we evaluated subsequent events through the date we filed this Annual Report on Form 10-K with the Securities and Exchange Commission (“SEC”) and no subsequent events occurred that required disclosure in the accompanying consolidated financial statements.