Form 10-Q
period 2012-03-31
Yakun International Investment & Holding Group
filed 2012-05-21
CIK 1423723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 001-34210

YAKUN INTERNATIONAL INVESTMENT & HOLDING GROUP
(Exact Name of Registrant as Specified in its Charter)

NEVADA	42-1743094
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No.40-1, Dama Road, Nanguan District, Changchun city, Jilin Province 130000 , China	100020
(Address of principal executive offices)	(Zip code)

043188738636
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

At May 1, 2012, we had outstanding 13,259,600 shares of common stock.

YAKUN INTERNATIONAL INVESTMENT & HOLDING GROUP
FORM 10-Q

Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to statements regarding projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to those set forth herein and in our Report on Form 8-K/A (Amendment No. 2) filed on April 20, 2012. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by the federal securities laws, the Company undertakes no obligation to update forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this report.

Contents

 PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Yakun International Investment & Holding Group

CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011

CONTENTS

Pages

Consolidated balance sheets (unaudited)	1

Consolidated statements of operations and comprehensive income (unaudited)	2

Consolidated statements of cash flows (unaudited)	3

Notes to consolidated financial statements (unaudited)	4

Contents

Yakun International Investment & Holding Group
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$840,723	$1,586,158
Accounts receivable, net of allowance	893,038	999,488
Inventories, net	432,297	264,237
Other receivables	3,684	21,138
Advance to suppliers	277,586	189,149
Prepaid income taxes	78,307	69,268
Deposits & prepayment	11,107	11,090
Total current assets	2,536,742	3,140,528

Property and equipment, net	1,840,253	1,539,785
Prepaid lease	3,342,649	1,548,259
Prepaid lease - related party	5,717,943	5,994,681
Loans to related party	1,017,918	1,016,365
Total assets	$14,455,505	$13,239,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Customer deposits	$302	$10,912
Accounts payable and accrued liabilities	334,393	264,453
Taxes payable	443,151	305,570
Related party payable	234,899	234,860
Total current liabilities	1,012,745	815,795

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized, 0 shares outstanding
Common stock, $0.001 par value; 70,000,000 shares authorized, 13,259,600 and 12,059,600 shares issued and outstanding at March 31, 2012 and December 31, 2011; respectively	13,260	12,060
Additional paid in capital	322,519	143,719
Retained earnings	12,385,475	11,567,692
Accumulated other comprehensive income	721,506	700,352
Total stockholders' equity	13,442,760	12,423,823

Total liabilities and stockholders' equity	$14,455,505	$13,239,618

See accompanying notes to consolidated financial statements

Contents

Yakun International Investment & Holding Group
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPEREHENSIVE INCOME
(Unaudited – Expressed in U.S. dollars)

	For the Three Months Ended March 31,
	2012	2011

Sales	$4,081,428	$2,698,911
Cost of sales	1,877,776	1,297,191
Cost of sales - related party	208,079	39,849
Gross profit	1,995,573	1,361,871
Operating expenses
Selling, general and administrative	757,323	281,703
Lease expenses - related party	77,287	74,006
Total operating expenses	834,610	355,709

Income from operations	1,160,963	1,006,162

Other income
Interest income	598	36,825
Total other income	598	36,825

Income before income tax expense	1,161,561	1,042,987
Income tax expense	(343,778)	(263,179)
Net income	817,783	779,808
Other comprehensive income
Foreign currency translation gain	21,154	149,634
Total comprehensive income	$838,937	$929,442

Earnings per share – basic and diluted	$0.07	$0.06
Weighted average number of shares outstanding – basic and diluted	12,560,699	12,059,600

See accompanying notes to consolidated financial statements

Contents

Yakun International Investment & Holding Group
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in U.S. dollars)

	For the Three Months Ended March 31,
	2012	2011

Cash flows from operating activities
Net income	$817,783	$779,808
Depreciation and amortization	251,336	60,236
Stock based compensation	180,000	-
Prepaid lease amortization- related party	285,366	113,855
Accounts receivable	107,777	(188,576)
Inventories	(167,344)	(350,179)
Other receivables	17,453	(20,725)
Advance to suppliers	(87,983)	(4,665)
Deferred tax assets	(8,916)	5,460
Accounts payable & accrued expense	69,490	(64,951)
Customer deposits	(10,607)	(8,594)
Taxes payable	136,859	(155,652)
Prepaid lease	(1,948,415)	-
Net cash provided by (used in) operating activities	(357,201)	166,017

Cash flows from investing activities
Purchase of property and equipment	(389,176)	(35,733)
Net cash used in investing activities	(389,176)	(35,733)

Cash flows from financing activities
Repayment of shareholder loan	-	(4,489)
Net cash used in financing activities	-	(4,489)

Effect of exchange rate changes on cash	942	1,739

Net increase (decrease) in cash and cash equivalents	(745,435)	127,534
Cash and cash equivalents at beginning of period	1,586,158	787,310
Cash and cash equivalents at end of period	$840,723	$914,844

Supplementary cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$195,269	$353,697

See accompanying notes to consolidated financial statements

Contents

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited – Expressed in U.S. dollars)

1.	Basis of presentation

The financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).  This basis differs from that used in the statutory accounts of our subsidiaries in the People’s Republic of China (“PRC”), which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

The interim condensed consolidated financial statements included herein, presented in accordance with US GAAP and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2011. The Company follows the same accounting policies in the preparation of interim reports.

2.	Organization and principal activities

Yakun International Investment & Holding Group (the “Company”, “Yakun International”, or ”we”), formerly named Rhino Productions, Inc. (“Rhino Productions”), was incorporated under the laws of the State of Nevada on October 16, 2007. Prior to the acquisition of Vast Glory Holdings Limited (“Vast Glory”), we were a development stage company that had not generated any revenue from operations and maintained no essential assets since inception.

On September 13, 2011, we consummated a Share Exchange Agreement with the shareholders of Vast Glory pursuant to which we acquired 100% of the outstanding capital stock of Vast Glory in exchange for 8,250,000 shares of our common stock (the “Acquisition”), which constituted approximately 68% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the Acquisition.

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

Contents

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited – Expressed in U.S. dollars)

HK Food was incorporated under the laws of the Hong Kong Special Administrative Region of the People's Republic of China (“Hong Kong”, or “HK”) on June 28, 2010.  HK Food established Changchun Yaqiao Business Consulting Co., Ltd. (“WFOE”), a wholly foreign-owned enterprise in China on October 28, 2010.  Until December 29, 2010, when HK Food through its WFOE entered into a series of variable interest entity contractual agreements, HK Food had no operations other than those related to its incorporation.

Pursuant to variable interest entity contractual agreements, HK Food indirectly controls Changchun Decens Foods Co., Ltd. (“Decens Foods”).  Decens  Foods is located in Changchun City, Jilin Province, the People’s Republic of China (“PRC”).  It was established in September 2003 under the laws of the PRC and is principally engaged in the production of cakes and Chinese traditional foods which it distributes through its outlets and distribution network throughout Jilin Province.

In December 2010, WFOE entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Decens Foods and its shareholders (the “Decens Shareholders”). The incorporation of HK Food, WFOE and entering into the VIE Agreements did not result in any change in the basis of the assets and liabilities of Decens Foods, which continue to be carried at their historical amounts. WFOE effectively assumed management of the business activities of Decens Foods and has the right to appoint all executive and senior management and the members of the board of the directors of Decens Foods.

PRC laws and regulations prohibit or restrict foreign ownership of certain bakery content businesses. To comply with these foreign ownership restrictions, the Company operates its name brand bakery sales in the PRC through a variable interest entity or VIE, the PRC legal entity established by the individuals authorized by the Company. The Company has entered into certain exclusive agreements with Decens Foods through WFOE, which entitles WFOE to receive all of its residual returns. In addition, the Company has entered into certain agreements with the authorized individuals through WFOE, including option agreements to acquire the equity interests in Decens Foods when permitted by the PRC laws, and share pledge agreements for the equity interests in Decens Foods held by the authorized individuals.

Despite the lack of technical majority ownership, there exists a parent-subsidiary relationship between the Company and Decens Foods. The Company demonstrates its ability and intention to continue to exercise the ability to absorb substantially all of the profits and all of the expected losses of Decens Foods. Decens Foods is  subject to operating risks, which determine the variability of the Company’s interest in the entity. Based on these contractual arrangements, the Company consolidates Decens Foods as required by Accounting Standards Codification (“ASC”) subtopic 810-10 (“ASC 810-10”), Consolidation: Overall, because the Company holds all the variable interests of Decens Foods through WFOE, which is the primary beneficiary of Decens Foods.

Yakun International, Vast Glory, HK Food, WFOE and Decens Foods are referred to herein collectively as the “Company” or “we”, “us”, “our” or “Group”.

3.	Cash and cash equivalents

Cash and cash equivalents represent cash on hand and deposits held at call with PRC banks which is not insured with the FDIC. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Contents

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited – Expressed in U.S. dollars)

	March 31, 2012	December 31, 2011

Cash on hand	$206,075	$730,399
Cash in bank	634,648	855,759
Total	$840,723	$1,586,158

4.	Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. As of March 31, 2012 and December 31, 2011, no allowance for doubtful accounts was provided for.

	March 31, 2012	December 31, 2011

Due from third parties	$893,038	$999,488
Total	$893,038	$999,488

5.	Related party transactions

a.	Loans to (from) related parties are as follows:

	March 31, 2012	December 31, 2011
Jilin Fuyuanguan Foods Co., Ltd	$1,017,918	$1,016,365
Total	$1,017,918	$1,016,365

This loan bears no interest and is due on demand.

b.	Prepaid leases - related party

	March 31, 2012	December 31, 2011
Prepaid leases - outlets and office building (Note 5.b.1)	$357,371	$475,768
Prepaid leases - outlets and office building (Note 5.b.2)	2,414,243	2,410,560
Prepaid leases - workshop and office building (Note 5.b.3)	2,946,329	3,108,353
Prepaid leases - outlets and office building	$5,717,943	$5,994,681

Contents

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited – Expressed in U.S. dollars)

1.
The Company leases its office building and operating outlets from one of its stockholders. The lease contract is for 5 years from January 2008 to December 2012. The total rental of RMB15,000,000 was prepaid in advance. The lease prepayment is being amortized equally over the five years using straight line method. The monthly rental is RMB 250,000 (approximately US$38,400).

2.
In December 2011, the Company extended the lease contract of the same office building from January 2013 to December 2017. The total rent is RMB30,000,000 (about US$4.76 million), of which RMB15,200,000 (about US$2.4 million) was paid in advance. The remaining rent is due in 2012 and 2013. The lease prepayment will be amortized equally over the five years using straight line method starting January 1, 2013. The monthly rental is RMB 500,000 (approximately US$76,800).

3.
On June 25, 2011, the Company entered into a new lease agreement with one of the Company’s shareholders. According to the new lease agreement, the Company will lease an office building and use it as a new administration, sales and manufacturing facility. The lease contract is for 5 years starting from September 1, 2011 to September 1, 2016 and a total rental of RMB21,000,000 (approximately US$3.1 million) was prepaid in advance. The lease prepayment is being  amortized equally over the five years using the straight line method. The monthly rental is RMB 350,000 (approximately US$53,800).

For the three months ended March 31, 2012 and 2011, related party lease expense included in cost of goods sold was $208,079 and $113,855, respectively; related party lease expense included in operating expenses was $77,287 and $74,006, respectively
c.	Related party payable
	March 31, 2012	December 31, 2011
Due to shareholders	$234,899	$234,860

Related party payable arises from Company’s expenses paid by Ms. Yakun Song, one of the shareholders of the Company. This payable is non-interest bearing and due on demand.

6.	Inventory

	March 31, 2012	December 31, 2011
Raw materials	$371.593	$254,161
Finished goods	60,704	10,076
Total	$432,297	$264,237

7.	Property and equipment

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line method after taking into account their respective estimated residual values over the following estimated useful lives:

Machinery	10 years
Vehicles	6 years
Office equipment Leasehold improvements	4 years Lease term

Contents

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited – Expressed in U.S. dollars)

Property and equipment consist of the following:

	March 31, 2012	December 31, 2011
Machinery	$1,524,838	$1,383,935
Vehicles	356,994	342,097
Office equipment and electronic devices	46,577	44,841
Leasehold improvements	463,354	254,144
Total	2,391,763	2,025,017
Less: accumulated depreciation	(551,510)	(485,232)
Total fixed assets, net	$1,840,253	1,539,785

8.	Prepaid lease

	March 31, 2012	December 31, 2011
Prepaid leases - outlet (Note 8.a).)	$333,547	$380,615
Prepaid leases - outlet (Note 8.b).)	576,559	628,013
Prepaid leases – workshop (Note 8.c).)	471,730	513,830
Prepaid leases - outlet (Note 8.d).)	19,090	25,801
Prepaid leases - outlet (Note 8.e).)	392,315	-
Prepaid leases - outlet (Note 8.f).)	372,769	-
Prepaid leases - outlet (Note 8.g).)	425,669	-
Prepaid leases - outlet (Note 8.h).)	320,840	-
Prepaid leases - outlet (Note 8.i).)	430,130	-
	$3,342,649	$1,548,259

a)
On June 30, 2011, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 5 years from July 1, 2011 to June 1, 2016. The total rental is RMB6,000,000 ($951,536), of which RMB3,000,000 ($475,768) was paid by the Company in 2011. The remaining rental of RMB3,000,000 is due May 31, 2014. The lease prepayment is being amortized equally over the five years using the straight line method. The monthly rental is RMB 100,000 (approximately $15,800).

b)
On June 30, 2011, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 3 years from January 1, 2012 to December 31, 2014. The total rental,  RMB3,960,000 ($628,013), was paid by the Company in 2011. The lease prepayment is being amortized equally over the five years using the straight line method. The monthly rental is RMB 110,000 (approximately $16,900).

c)
On November 15, 2011, the Company entered into a new lease agreement with a third party. According to the new lease agreement, the Company will lease a building and use it as a new manufacturing and sales facility. The lease contract is for 3 years from January 1, 2012 to December 31, 2014 and a total rental of RMB3,240,000 ($513,830) was prepaid in 2011. The lease prepayment is being amortized equally over the three years using the straight line method. The monthly rental is RMB 90,000 (approximately $14,300).

Contents

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited – Expressed in U.S. dollars)
d)
On November 23, 2011, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 1 year from December 15, 2011 to December 14, 2012. The total rental,  RMB170,000 ($26,960), was paid by the Company in 2011. The lease prepayment is being amortized equally over the 1 year using the straight line method. The monthly rental is RMB14,166 (approximately $2,300).

e)
On February 21, 2012, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 3 years from April 2, 2012 to April 1, 2015. The total rental, RMB2,470,000 ($392,314), was paid by the Company in March 2012. The lease prepayment is being amortized equally over the 3 years using the straight line method. The monthly rental is RMB68,611 (approximately $10,900).

f)
On January 16, 2012, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 3 years from March 15, 2012 to March 14, 2015. The total rental,  RMB2,380,000 ($378,020), was paid by the Company in January and March 2012. The lease prepayment is being amortized equally over the 3 years using the straight line method. The monthly rental is RMB66,111 (approximately $10,500).

g)
On March 21, 2012, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 3 years from April 7, 2012 to April 6, 2015. The total rental, RMB2,680,000 ($425,670), was paid by the Company in March 2012. The lease prepayment is being amortized equally over the 3 years using the straight line method. The monthly rental is RMB74,444 (approximately $11,820).

h)
On March 12, 2012, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 5 years from April 12, 2012 to April 12, 2017. The rental of RMB2,020,000 ($320,840) for the first 3 years  was paid by the Company in March 2012. The lease prepayment is being amortized equally over the 3 years using the straight line method. The monthly rental is RMB56,111 (approximately $8,910). The rental for the 4th and 5th years will be negotiated by the Company and the lessor based on the market price in the years 2016 and 2017.

i)
On March 19, 2012, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 4 years from March 19, 2012 to March 20, 2016. The rental of RMB2,740,000 ($435,200) for the first 3 years  was paid by the Company in March 2012. The lease prepayment is being amortized equally over the 3 years using the straight line method. The monthly rental is RMB76,111 (approximately $12,080). The rental for the 4th year will be negotiated by the Company and the lessor based on the market price in the year 2016.

For the three months ended March 31, 2012 and 2011, the Company recorded lease expense in operating expenses of $159,721 (RMB1,007,474) and nil, respectively.

Contents

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited – Expressed in U.S. dollars)

9.	Taxes payable

	March 31, 2012	December 31, 2011
Value-added tax payable	$81,848	$100,427
Enterprise Income tax payable	353,351	195,334
Others	7,952	9,809
Total	$443,151	$305,570

10.	Shareholder’s Equity and Stock Based Compensation

2011 Stock Incentive Plan

In December 2011, the Board of Directors adopted the 2011 Stock Incentive Plan (“2011 Plan”) under which it may grant incentive and nonstatutory stock options, and restricted stocks to eligible employees, non-employee directors, or consultants. Under the 2011 Plan, a total of 1,200,000 unissued shares of the Company’s stock will be reserved for issuance. On February 22, 2012, the Company granted 1,200,000 shares of restricted stocks to 10 outside consultants under 2011 Plan. Those shares were vested immediately and non-forfeitable. At the grant date, the fair value of these shares issued was measured at estimated $0.15 per share.

The Company accounts for stock-based compensation under provisions of ASC 505-50: Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under the provisions of ASC505-50, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the period that the services are provided. For the three months ended March 31, 2012, the Company recorded stock based compensation expenses of $180,000 in Operating Expenses (1,200,000 shares at the fair value of $0.15 per share).

11.	Income Tax

USA

The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of March 31, 2012 and December 31, 2011.

BVI
Vast Glory is incorporated under the International Business Companies Act of the British Virgin Islands and accordingly, is exempted from payment of British Virgin Island’s income taxes.

Hong Kong
HK Food was incorporated in Hong Kong and is subject to Hong Kong income taxes. As HK Food had no income generated in Hong Kong, there was no tax expense or tax liability at March 31, 2012 and December 31, 2011.

PRC

WFOE and Decens Foods, which were incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).  The prevailing statutory rate of enterprise income tax is 25%.

Contents

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited – Expressed in U.S. dollars)

The reconciliation of tax computed by applying respective statutory income tax rate to pre-tax income is as follows:

	For the three months ended	For the three months ended
	March 31, 2012	March 31, 2011
Income (loss) before income taxes
United States, BVI, HK	$(211,340)	$(11,918)
China (WFOE and Decens Foods)	1,372,901	1,054,905
	$1,161,561	$1,042,987
Provision for Income Taxes
Current income tax	$343,225	$257,719
Deferred income tax	553	5,460
	$343,778	$263,179

Net income	$817,783	$779,808

Worldwide effective rate	29.59%	25.23%

12.	Subsequent events

In May 2009, the FASB issued a new accounting standard which established general accounting standards and disclosure for subsequent events. In accordance with this standard, we evaluated subsequent events through May 14, 2012 and no subsequent events occurred that required disclosure in the accompanying consolidated financial statements.

Contents

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Results of Operations for the Three Months Ended March 31, 2012 and 2011
All amounts, other than percentages, are in U.S. dollars

	For the Three Months Ended March 31,				Dollar Increase	% increase
	2012		2011		(decrease)	(decrease)
Sales	$4,081,428	100%	$2,698,911	100%	1,382,517	51%
Cost of sales	1,877,776	46%	1,297,191	48%	580,585	45%
Cost of sales - related party	208,079	5%	39,849	1%	168,230	422%
Gross profit	1,995,573	49%	1,361,871	50%	633,702	47%
Selling, general and administrative	757,323	19%	281,703	10%	475,620	169%
Lease expenses - related party	77,287	2%	74,006	3%	3,281	4%
Income from operations	1,160,963	28%	1,006,162	37%	154,801	15%
Other income	598	0%	36,825	1%	(36,227)	(98%)
Income before income tax expense	1,161,561	28%	1,042,987	39%	118,574	11%
Income tax expense	343,778	8%	263,179	10%	80,599	31%
Net income	$817,783	20%	$779,808	29%	37,975	5%
Sales
For the three months ended March 31, 2012, our sales were $4,081,428, an increase of $1,382,517 or approximately 51% over $2,698,911 for the three months ended March 31, 2010. This growth was primarily the result of increased sale volume of our products and appreciation of Renminbi (our operating currency) against the US dollar (our reporting currency). The appreciation of Renminbi contributed approximately 6% to the increase  in sales. Since April 2011, the Company opened 5 new retail outlets, of which 2 were opened  in 2011 and 3 were opened in 2012. The 5 new retail stores generated sales of approximately $300,000, or an increase of approximately 1.2% compared to three months ended March 31, 2011. The number of units we sold increased by approximately 44% during the three months ended March 31, 2012 from the number of units for the three months ended March 31, 2011. Favorable volume was driven primarily by a new series of western flavored bakery products we introduced during 2011, and higher demand for our festival bakery products, especially rice glue balls in the first quarter. Sales of rice glue balls on a unit basis increased approximately 20%.

Cost of Sales
Cost of sales primarily consists of the cost of raw materials and manufacturing overhead expenses. The cost of sales for the three months ended March 31, 2012 was $1,877,776, an increase of $580,585, or 45%, over $1,297,191 for the three months ended March 31, 2011.

Raw material cost decreased to 33% of net sales for the three month period ended March 31, 2012, compared to 35% of net sales for the three months ended March 31, 2011.

Overhead expenses were 13% of net sales for the three month period ended March 31, 2012, compared to 11% of net sales for the three months ended March 31, 2011. The increase was primarily due to higher facility expenses associated with the newly leased workshop from a third party starting January 1, 2012, and higher packaging expenses.

Cost of Sales- Related Party
Cost of sales – related party represents the workshop lease expense paid to one of the shareholders of the Company. The cost of sales – related party was $208,079 for the three months ended March 31, 2012, an increase of $168,230, or 422% over $39,849 for the three months ended March 31, 2011, reflecting the increase in rent expenses associated with a new office building leased from the same shareholder since June 2011.

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

Profit Margins
Our gross profit margin decreased to 48.9% for the three months ended March 31, 2012, compared to 50.5% for the three months ended March 31, 2011. The decrease in profit margin was due to the higher facility expenses from two new workshops leased since September 2011. Although the higher facility expenses had a negative impact on the gross margin for the three months ended March 31, 2012, management believes that the expansion of our production facilities is necessary in order to meet the increased demand for our products and to improve our working efficiency by installing new equipment in these facilities.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2012 were $757,323, an increase of $475,620 or 169% as compared to $281,703 for the three months ended March 31, 2011. There are three main reasons for the increase: (1) an increase in salary expenses of $106,384; and  (2) an increase in rent expense of $135,942 because of the 5 new retail outlets the Company has leased since July 2011 and (3) a one-time stock based compensation expense of $180,000 for stock issued to ten consultants pursuant to the Company's 2011 Stock Incentive Plan.

To date, Ms. Song, our Chief Executive Officer and principal shareholder has not been paid for services rendered to Decens Foods or the Company.  Regardless of whether Ms. Song begins to receive a salary, commencing January 1, 2012, a reasonable amount of compensation for her services, as determined by Ms. Song, has been accrued as an expense of the Company.  For the three months ended March 31, 2012, the Company estimated that a reasonable salary for Ms. Song’s services would be $5,000 per month and a total of $15,000 has been accrued and included among selling, general and administrative expenses.

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

For the three months ended March 31, 2012 and 2011, the Company recorded related party lease expense in operating expenses of $77,287 and $74,006, respectively. The increase was due to the appreciation of Renminbi against US dollar.

Other Income
Other income for the three months ended March 31, 2012 was $598, a decrease of $36,227 compared to $36,825 for the three months ended March 31, 2011. This was due to the decrease in interest income because two loans the Company entered into in the second half of 2010 were repaid in November 2011.

Income taxes
USA
The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdictions in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States for the three months ended March 31, 2012 and 2011.

BVI
Vast Glory is incorporated under the International Business Companies Act of the British Virgin Islands and accordingly, is exempted from payment of British Virgin Island’s income taxes.

Hong Kong
HK Food was incorporated in Hong Kong and subject to Hong Kong income taxes. As HK Food had no income generated in Hong Kong, there was no tax expense or tax liability at March 31, 2012 and 2011.

Contents

PRC
WFOE and Decens Foods, which were incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).  The prevailing statutory rate of enterprise income tax is 25%.  Income tax expense for the three months ended March 31, 2012 was $343,778, increased by 31%, compared to $263,179 for the three months ended March 31, 2011. The increase in income tax was slightly in excess of the percentage increase in our income before taxes due to the increase in our loss in the United States which is not deductible in computing our tax to the PRC.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2012, we had cash and cash equivalents of $840,723 and working capital of $1,523,997. We believe that our cash and cash equivalents on hand are sufficient to satisfy our cash needs for the immediate future and that there are no commitments or anticipated events that are likely to result in a significant increase or decrease in our liquidity in the immediate future, though we might seek to raise additional cash through the issuance of debt or equity to fund expansion opportunities.  In concluding that we have sufficient cash for the immediate future, we note that inflationary pressures remain strong in China.  Nevertheless, we believe that we will be able to increase the prices of our products to offset any cost increases due to inflation.

Contents

Consolidated Statement of Cash Flows

	For the three months ended March 31
	2012	2011
Net cash provided by (used in) operating activities	$(357,201)	$166,017
Net cash used in investing activities	(389,176)	(35,733)
Net cash used in financing activities	-	(4,489)
Exchange rate effect on cash	942	1,739
Net cash inflow (outflow)	$(745,435)	$127,534

Operating Activities

Net cash used in our operating activities for the three months ended March 31, 2012 totaled $357,201, a decrease of $523,218, compared to a positive cash inflow of $166,017 generated from operating activities for the three months ended March 31, 2011.  This use of cash is mainly due to the increase in prepaid leases, inventory and advances to suppliers, offset by an increase in taxes payable and a decrease in accounts receivable.   The prepaid leases reflected the new lease agreements for 5 new retail outlets the Company entered with third parties in the first quarter of 2012. The Company paid RMB12,290,000 ($5,717,943) as prepaid lease expenses in the first quarter of 2012. Although the payment of such long term lease expenses in advance adversely impacted the net cash generated by the Company, the net cash generated by the Company over the balance of the terms of these leases will be positively impacted by the absence of ongoing rent payments. Further, management was willing to make the payments because it believes that even after paying these amounts the Company will continue to have the cash necessary to meet its short and long term cash needs.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 was $389,176, an increase of $353,443, compared to $35,733 for the three months ended March 31, 2011, reflecting the payment of leasehold improvements for the new retail outlets the Company leased in the first quarter of 2012.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2012 was nil, compared to $4,489 for the three months ended March 31, 2011, reflecting the repayment of a shareholder loan during the three months ended March 31, 2011.

All of our revenues are earned by Decens Foods, our PRC affiliate and subsidiary. PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company.  PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of its registered capital. Allocations to this statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Contents

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Yakun Song, and Chief Financial Officer, Fengying Su, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our financial statements are prepared by our financial and accounting staff under the direction of our Chief Financial Officer in accordance with generally accepting accounting principles in effect in the PRC; however we engage an outside consultant to convert our financial statements for presentation in accordance with generally accepted accounting principles in effect in the United States (“US GAAP”). We believe our internal controls over financial reporting in accordance with PRC GAAP are adequate for the proper supervision of the conduct of our business. Nevertheless, the need to convert our financial statements into US GAAP and the lack of familiarity of our accounting staff with US GAAP and US securities laws and regulations is a deficiency in our internal controls over financial reporting and disclosure controls and procedures. This deficiency will not be considered remediated until we hire financial and accounting personnel with the requisite knowledge and experience concerning US GAAP.

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

PART II

OTHER INFORMATION

ITEM 1A – RISK FACTORS.

The Company is subject to various risks in its operations and as a result of the concentration of its business in the People’s Republic of China.  The risks to which the Company is subject have not changed materially from those set forth in its Report on Form 8-K/A (Amendment No. 2) filed April 20, 2012, which are incorporated by reference into this report.

Contents

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Operations and Comprehensive Income for the three month periods ended March 31, 2012 and 2011, (ii) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iii) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2012 and 2011 and (iv) the notes to the Consolidated Financial Statements.

Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YAKUN INTERNATIONAL INVESTMENT & HOLDING GROUP.

Dated: May 20, 2012	By:	/s/ Yakun Song
Yakun Song
Chief Executive Officer and President