Form 10-Q/A
period 2011-09-30
Yakun International Investment & Holding Group
filed 2012-06-12
CIK 1423723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 001-34210

YAKUN INTERNATIONAL INVESTMENT & HOLDING GROUP
(Exact Name of Registrant as Specified in its Charter)

NEVADA	42-1743094
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No.40-1, Dama Road, Nanguan District, Changchun city, Jilin Province, China	130000
(Address of principal executive offices)	(Zip code)

(+86) 431 88738636
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

Explanatory Note

This amendment is being filed to amend Part I, Item 4 “Controls and Procedures” in response to a letter of comment from the Securities and Exchange Commission.

PART I
FINANCIAL INFORMATION

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Yakun Song, and Chief Financial Officer, Fengying Su, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our financial statements are prepared by our financial and accounting staff under the direction of our Chief Financial Officer in accordance with generally accepting accounting principles in effect in the PRC; however we engage an outside consultant to convert our financial statements for presentation in accordance with generally accepted accounting principles in effect in the United States (“US GAAP”). We believe our financial controls and procedures in accordance with PRC GAAP are adequate for the supervision of our business. Nevertheless, the need to convert our financial statements into US GAAP and the lack of familiarity of our accounting staff with US GAAP and US securities laws and regulations is a deficiency in our financial controls and disclosure controls and procedures. This deficiency will not be considered remediated until we hire financial and accounting personnel with the requisite knowledge and experience concerning US GAAP.

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

ITEM 6 - EXHIBITS

The following exhibits are filed with this amendment to this report:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.

YAKUN INTERNATIONAL INVESTMENT & HOLDING GROUP.

Dated: June 12, 2012	By:	/s/ Yakun Song
Yakun Song
Chief Executive Officer and President