Form 10-K/A
period 2011-12-31
Yakun International Investment & Holding Group
filed 2012-06-12
CIK 1423723

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

This amendment is being filed to amend Part II, Item 9A “Controls and Procedures” in response to a letter of comment from the Securities and Exchange Commission.

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

Our management has conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer, Yakun Song, and Chief Financial Officer, Fengying Su, of the effectiveness of our internal control over financial reporting as of December 31, 2011. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer concluded that since our financial and accounting staff are not familiar with US GAAP and we need to engage an outside consultant to convert our financial statements prepared in accordance with PRC GAAP into US GAAP, our internal controls over financial reporting were not effective as of December 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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