Form 10-Q
period 2012-06-30
Yakun International Investment & Holding Group
filed 2012-08-14
CIK 1423723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 001-34210

YAKUN INTERNATIONAL INVESTMENT & HOLDING GROUP
(Exact Name of Registrant as Specified in its Charter)

NEVADA	42-1743094
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No.40-1, Dama Road, Nanguan District, Changchun city, Jilin Province 130000 , China	100020
(Address of principal executive offices)	(Zip code)

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

At August 1, 2012, we had outstanding 13,259,600 shares of common stock

YAKUN INTERNATIONAL INVESTMENT & HOLDING GROUP
FORM 10-Q

CONTENTS

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

PART I. FINANCIAL IINFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets	1

Consolidated Statements of Operations and Comprehensive Income	2

Consolidated Statements of Cash Flows	3

Notes to Consolidated Financial Statements	4-11

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

Item 4. CONTROLS AND PROCEDURES	16

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS	16

ITEM 6. EXHIBITS	17

SIGNATURES	18

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

 PART I

FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

Yakun International Investment & Holding Group

CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Yakun International Investment & Holding Group
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	June 30, 2012	December 31, 2011

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,843,631	$1,586,158
Accounts receivable, net of allowance	781,888	999,488
Inventories, net	323,857	264,237
Other receivables	47,833	21,138
Advance to suppliers	382,284	189,149
Deferred tax assets	105,818	69,268
Deposits & prepayment	11,004	11,090
Total current assets	3,496,315	3,140,528

Property and equipment, net	1,992,375	1,539,785
Prepaid lease	3,433,445	1,548,259
Prepaid lease - related party	5,381,488	5,994,681
Loans to related party	1,008,444	1,016,365
Total assets	$15,312,067	$13,239,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Customer deposits	$500	$10,912
Accounts payable and accrued liabilities	262,227	264,453
Taxes payable	595,566	305,570
Related party payable	254,990	234,860
Total current liabilities	1,113,283	815,795

STOCKHOLDERS' EQUITY Preferred stock, 5,000,000 shares authorized, 0 shares outstanding
Common stock, $0.001 par value; 70,000,000 shares authorized, 13,259,600 shares issued and outstanding at June 30, 2012 and 12,059,600 shares issued and outstanding at December 31, 2011	13,260	12,060
Additional paid in capital	322,519	143,719
Retained earnings	13,273,153	11,567,692
Accumulated other comprehensive income	589,852	700,352
Total stockholders' equity	14,198,784	12,423,823

Total liabilities and stockholders' equity	$15,312,067	$13,239,618

See accompanying notes to consolidated financial statements

Yakun International Investment & Holding Group
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited - Expressed in U.S. dollars)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Sales	$4,225,032	$2,931,664	$8,306,460	$5,630,575
Cost of sales	1,900,707	1,516,228	3,778,483	2,813,419
Cost of sales - related party	207,573	40,385	415,652	80,234
Gross profit	2,116,752	1,375,051	4,112,325	2,736,922
Operating expenses
Selling, general and administrative	856,884	299,318	1,614,207	581,021
Lease expenses - related party	77,099	75,000	154,386	149,006
Total operating expenses	933,983	374,318	1,768,593	730,027

Income from operations	1,182,769	1,000,733	2,343,732	2,006,895

Other income
Subsidy income	-	109,231	-	109,231
Interest income	280	37,946	878	74,771
Total other income	280	147,177	878	184,002

Income before income tax expense	1,183,049	1,147,910	2,344,610	2,190,897
Income tax expense	(295,371)	(254,822)	(639,149)	(518,001)
Net income	887,678	893,088	1,705,461	1,672,896
Other comprehensive income
Foreign currency translation gain (loss)	(131,654)	153,033	(110,500)	165,194
Total comprehensive income	$756,024	$1,046,121	$1,594,961	$1,838,090

Earnings per share – basic and diluted	$0.07	$0.07	$0.13	$0.14
Weighted average number of shares outstanding – basic and diluted	13,259,600	12,059,600	12,910,149	12,059,600

See accompanying notes to consolidated financial statements

Yakun International Investment & Holding Group
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in U.S. dollars)

	For the Six Months Ended June 30,
	2012	2011

Cash flows from operating activities
Net income	$1,705,461	$1,672,896
Depreciation and amortization	690,221	121,924
Prepaid lease amortization- related party	570,037	229,242
Stock based compensation	180,000	-
Accounts receivable	211,130	59,507
Inventories	(62,067)	(332,394)
Other receivables	(27,029)	(16,613)
Advance to suppliers	(195,833)	(46,905)
Deferred tax assets	(37,323)	2,431
Accounts payable & accrued expense	19,403	(58,430)
Customer deposits	(10,392)	(6,103)
Taxes payable	294,217	(68,400)
Prepaid lease	(2,387,820)	-
Prepayment – related party	-	(1,222,623)
Net cash provided by operating activities	950,005	334,532

Cash flows from investing activities
Purchase of property and equipment	(679,106)	(65,781)
Net cash used in investing activities	(679,106)	(65,781)

Cash flows from financing activities
Increase of shareholder loan	-	3,511
Net cash provided by financing activities	-	3,511

Effect of exchange rate changes on cash	(13,426)	23,298

Net increase (decrease) in cash and cash equivalents	257,473	295,560
Cash and cash equivalents at beginning of period	1,586,158	870,042
Cash and cash equivalents at end of period	$1,843,631	$1,165,602

Supplementary cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$547,296	$615,527

See accompanying notes to consolidated financial statements

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

On September 13, 2011, we consummated a Share Exchange Agreement with the shareholders of Vast Glory Holdings Limited (“Vast Glory”), pursuant to which we completed the Acquisition and acquired 100% of the outstanding capital stock of Vast Glory in exchange for 8,250,000 shares of our common stock, which constituted approximately 68% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the Acquisition pursuant to the Exchange Agreement.

The Acquisition was accounted for as a reorganization of equity interests under common control. In accordance with the applicable accounting guidance for accounting for a business combination as a pooling of interests, Vast Glory’s assets and liabilities were recorded at their historical carrying amounts, with no goodwill or other intangible assets recorded as a result of the accounting merger of Vast Glory with the Company.

Vast Glory Holdings Limited (“Vast Glory”) was incorporated on February 26, 2009 in British Virgin Islands (“BVI”) in anticipation of a business combination.  Vast Glory was inactive until April 29, 2011, when the shareholders of HK Food Logistics, Limited (“HK Food”) transferred 100% of the outstanding common shares of HK Food to Vast Glory. As a result of this transaction, HK Food became a wholly-owned subsidiary of Vast Glory.

Prior to the April 29, 2011 share transfer, the shareholders of Vast Glory and HK Food were substantially the same. According to ASC 805-30 pooling of interest method was used to account for the transactions between entities under common control whereby Vast Glory recognized the HK Food assets and liabilities transferred at their carrying amounts.  Accordingly, the financial statements for Vast Glory and HK Food have been combined for all periods presented per ASC 805-45. The reorganization of entities under common control was retrospectively applied to the financial statements of all prior periods as though the assets and liabilities had been transferred at that date.

Yakun International Investment & Holding Group
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in U.S. dollars)

HK Food was incorporated under the laws of the Hong Kong Special Administrative Region of the People's Republic of China (“Hong Kong”, or “HK”) on June 28, 2010.  HK Food established Changchun Yaqiao Business Consulting Co., Ltd. (“WFOE”), a wholly foreign-owned enterprise in China on October 28, 2010.  Until December 29, 2010, when HK Food through its WFOE entered into a series of variable interest entity contractual agreements (VIEs), HK Food had no operations other than those related to its incorporation.

Pursuant to the VIE Agreements, HK Food indirectly controls Changchun Decens Foods Co., Ltd. (“Decens”).  Decens is located in Changchun City, Jilin Province, the People’s Republic of China (“PRC”).  It was established in September 2003 under the law of PRC and is principally engaged in the production of cakes and Chinese traditional foods which it distributes through its outlets and distribution network throughout Jilin Province.

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

PRC laws and regulations prohibit or restrict foreign ownership of certain bakery content businesses. To comply with these foreign ownership restrictions, the Company operates its name brand bakery sales in the PRC through VIEs, the PRC legal entities that were established by the individuals authorized by the Company. The Company has entered into certain exclusive agreements with the VIEs through WFOE, which entitles WFOE to receive all of their residual returns. In addition, the Company has entered into certain agreements with the authorized individuals through WFOE, including option agreements to acquire the equity interests in the VIEs when permitted by the PRC laws, and share pledge agreements for the equity interests in the VIEs held by the authorized individuals.

Despite the lack of technical majority ownership, there exists a parent-subsidiary relationship between the Company and VIEs. The Company demonstrates its ability and intention to continue to exercise the ability to absorb substantially all of the profits and all of the expected losses of VIEs. The VIEs are subject to operating risks, which determine the variability of the Company’s interest in those entities. Based on these contractual arrangements, the Company consolidates the VIEs as required by Accounting Standards Codification (“ASC”) subtopic 810-10 (“ASC 810-10”), Consolidation: Overall, because the Company holds all the variable interests of VIEs through WFOE, which is the primary beneficiary of the VIEs.

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

	June 30, 2012	December 31, 2011

Cash on hand	$464,251	$730,399
Cash in bank	1,379,380	855,759
Total	$1,843,631	$1,586,158

Yakun International Investment & Holding Group
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in U.S. dollars)

4.	Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. As of June 30, 2012 and December 31, 2011, no allowance for doubtful accounts was provided for.

	June 30, 2012	December 31, 2011

Due from third parties	$781,888	$999,488
Total	$781,888	$999,488

5.	Related party transactions

a)	Loans to (from) related parties are as follows:

	June 30, 2012	December 31, 2011
Jilin Fuyuanguan Foods Co., Ltd	$1,008,444	$1,016,365
Total	$1,008,444	$1,016,365

These loans bear no interest and are due on demand.

b)	Prepaid leases - related party

	June 30, 2012	December 31, 2011
Prepaid leases - outlets and office building (Note 5.b).1).)	$236,030	$475,768
Prepaid leases - outlets and office building (Note 5.b).2).)	2,391,772	2,410,560
Prepaid leases - workshop and office building (Note 5.b).3).)	2,753,686	3,108,353
	$5,381,488	$5,994,681

1)
The Company leases its office building and operating outlets from one of its stockholders. The lease contract is for 5 years starting from January 2008 to December 2012. The total rental of RMB15,000,000 was prepaid in advance. The prepaid leases are amortized equally over the five years using straight line method. The monthly rental is RMB 250,000 (approximately US$38,400).

2)
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

3)
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

For the three months ended June 30, 2012 and 2011, related party lease expense included in cost of goods sold were $207,573 and $40,385, respectively; related party lease expense included in operating expenses were $77,099 and $75,000, respectively.

For the six months ended June 30, 2012 and 2011, related party lease expense included in cost of goods sold were $415,652 and $80,234, respectively; related party lease expense included in operating expenses were $154,386 and $149,006, respectively

c)	Related party payable

	June 30, 2012	December 31, 2011
Due to shareholders	$254,990	$234,860

Related party payable arises from Company’s expenses paid by Ms. Yakun Song, one of the shareholders of the Company. This payable is non-interest bearing and due on demand.

6.	Inventory

	June 30, 2012	December 31, 2011
Raw materials	$314,270	$254,161
Finished goods	9,587	10,076
Total	$323,857	$264,237

7.	Property and equipment

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line method after taking into account their respective estimated residual values over the following estimated useful lives:

Machinery	10 years
Vehicles	6 years
Office equipment	4 years
Leasehold improvements	Lease term

Property and equipment consist of the following:

	June 30, 2012	December 31, 2011
Machinery	$1,550,037	$1,383,935
Vehicles	364,290	342,097
Office equipment and electronic devices	48,691	44,841
Leasehold improvements	640,350	254,144
Total	2,603,368	2,025,017
Less: accumulated depreciation	(610,993)	(485,232)
Total fixed assets, net	$1,992,375	$1,539,785

Yakun International Investment & Holding Group
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in U.S. dollars)

8.	Prepaid lease

	June 30, 2012	December 31, 2011
Prepaid leases - outlet (Note 8.a).)	$283,236	$380,615
Prepaid leases - outlet (Note 8.b).)	519,266	628,013
Prepaid leases – workshop (Note 8.c).)	424,854	513,830
Prepaid leases - outlet (Note 8.d).)	12,224	25,801
Prepaid leases - outlet (Note 8.e).)	356,275	-
Prepaid leases - outlet (Note 8.f).)	338,091	-
Prepaid leases - outlet (Note 8.g).)	388,908	-
Prepaid leases - outlet (Note 8.h).)	294,898	-
Prepaid leases - outlet (Note 8.i).)	390,198	-
Prepaid leases - outlet (Note 8.j).)	148,103	-
Prepaid leases - outlet (Note 8.k).)	181,546	-
Prepaid leases - outlet (Note 8.l).)	95,846	-
	$3,433,445	$1,548,259

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

b)
On June 30, 2011, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 3 years from January 1, 2012 to December 31, 2014. The total rental of RMB3,960,000 ($628,013) was paid by the Company in 2011. The prepaid leases are amortized equally over the five years using the straight line method. The monthly rental is RMB 110,000 (approximately $16,900).

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

d)
On November 23, 2011, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 1 year from December 15, 2011 to December 14, 2012. The total rental of RMB170,000 ($26,960) was paid by the Company in 2011. The prepaid leases are amortized equally over the 1 year using the straight line method. The monthly rental is RMB14,166 (approximately $2,300).

e)
On February 21, 2012, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 3 years from April 2, 2012 to April 1, 2015. The total rental of RMB2,470,000 ($392,314) was paid by the Company in March 2012. The prepaid leases are amortized equally over the 3 years using the straight line method. The monthly rental is RMB68,611 (approximately $10,900).

f)
On January 16, 2012, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 3 years from March 15, 2012 to March 14, 2015. The total rental of RMB2,380,000 ($378,020) was paid by the Company in January and March 2012. The prepaid leases are amortized equally over the 3 years using the straight line method. The monthly rental is RMB66,111 (approximately $10,500).

Yakun International Investment & Holding Group
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in U.S. dollars)

g)
On March 21, 2012, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 3 years from April 7, 2012 to April 6, 2015. The total rental of RMB2,680,000 ($425,670) was paid by the Company in March 2012. The prepaid leases are amortized equally over the 3 years using the straight line method. The monthly rental is RMB74,444 (approximately $11,820).

h)
On March 12, 2012, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 5 years from April 12, 2012 to April 12, 2017. The rental of RMB2,020,000 ($320,840) for the first 3 years  was paid by the Company in March 2012. The prepaid leases are amortized equally over the 3 years using the straight line method. The monthly rental is RMB56,111 (approximately $8,910). The rental for the 4th and 5th year will be negotiated by the Company and the lessor based on the market price in years 2016 and 2017.

i)
On March 19, 2012, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 4 years from March 19, 2012 to March 20, 2016. The rental of RMB2,740,000 ($435,200) for the first 3 years  was paid by the Company in March 2012. The prepaid leases are amortized equally over the 3 years using the straight line method. The monthly rental is RMB76,111 (approximately $12,080). The rental for the 4th year will be negotiated by the Company and the lessor based on the market price in year 2016.

j)
On May 25, 2012, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for about 5 years from May 8, 2012 to July 23, 2017. The rental of RMB2,740,000 ($435,200) for the first 3 years  was paid by the Company in May 2012. The prepaid leases are amortized equally over the 3 years using the straight line method. The monthly rental is RMB27,500 (approximately $4,350). The rental for the 4th and 5th year will be negotiated by the Company and the lessor based on the market price in year 2016.

k)
On June 15, 2012, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 5 years from June 15, 2012 to June 15, 2017. The rental of RMB1,170,000 ($186,000) for the first 3 years  was paid by the Company in June 2012. The prepaid leases are amortized equally over the 3 years using the straight line method. The monthly rental is RMB32,500 (approximately $5,160). The rental for the 4th year will be negotiated by the Company and the lessor based on the market price in year 2016.

l)
On June 15, 2012, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 3 years starting May 26, 2012 to May 26, 2015. The total rental of RMB630,000 ($100,000) was paid by the Company in June 2012. The prepaid leases are amortized equally over the 3 years using the straight line method. The monthly rental is RMB17,500 (approximately $2,800).

For the three months ended June 30, 2012 and 2011, the Company recorded lease expense in operating expenses of $276,014 (RMB1,745,259) and nil, respectively; the Company recorded lease expenses in cost of sales of $42,701 (RMB270,000) and nil, respectively.

For the six months ended June 30, 2012 and 2011, the Company recorded lease expense in operating expenses of $390,810 (RMB2,482,733) and nil, respectively; the Company recorded lease expenses in cost of sales of $84,729 (RMB540,000) and nil, respectively.

9.	Taxes payable

	June 30, 2012	December 31, 2011
Value-added tax payable	$248,792	$100,427
Enterprise Income tax payable	322,122	195,334
Others	24,652	9,809
Total	$595,566	$305,570

Yakun International Investment & Holding Group
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in U.S. dollars)

10.	Shareholder’s Equity and Stock Based Compensation

2011 Stock Incentive Plan

In December 2011, the Board of Directors adopted the 2011 Stock Incentive Plan (“2011 Plan”) under which it may grant incentive and nonstatutory stock options, and restricted stock to eligible employees, non-employee directors, or consultants.  Under the 2011 Plan, a total of 1,200,000 unissued shares of the Company’s stock will be reserved for issuance. On February 22, 2012, the Company granted 1,200,000 shares of restricted stock to 10 outside consultants under the 2011 Plan.  Those shares were vested immediately and non-forfeitable. At the grant date, the fair value of these restricted shares issued was measured at estimated $0.15 per share.

The Company accounts for stock-based compensation under provisions of EITF 96-18: Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under the provisions of EITF 96-18, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the period that the services are provided.

For the three months ended June 30, 2012, the Company recorded stock based compensation expenses of nil in Operating Expenses.

For the six months ended June 30, 2012, the Company recorded stock based compensation expenses of $180,000 in Operating Expenses (1,200,000 shares at the fair value of $0.15 per share).

11.	Income Tax

USA

The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of June 30, 2012 and December 31, 2011.

BVI
Vast Glory is incorporated under the International Business Companies Act of the British Virgin Islands and accordingly, is exempted from payment of British Virgin Island’s income taxes.

Hong Kong
HK Food was incorporated in Hong Kong and subject to Hong Kong income taxes. As HK Food had no income generated in Hong Kong, there was no tax expense or tax liability at June 30, 2012 and December 31, 2011.

PRC

WFOE and Decens, which were incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).  The prevailing statutory rate of enterprise income tax is 25%.

Yakun International Investment & Holding Group
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in U.S. dollars)

The reconciliation of tax computed by applying respective statutory income tax rate to pre-tax income is as follows:

	For the six months ended	For the six months ended
	June 30, 2012	June 30, 2011
Income (loss) before income taxes
United States, BVI, HK	$(249,908)	$(17,142)
China (Decens)	2,594,518	2,208,039
	2,344,610	2,190,897
Provision for Income Taxes
Current income tax	676,448	515,628
Deferred income tax	(37,299)	2,373
	639,149	518,001

Net income	$1,705,461	$1,672,896

Worldwide effective rate	27.26%	23.64%

12.	Subsequent events

In May 2009, the FASB issued a new accounting standard which established general accounting standards and disclosure for subsequent events. In accordance with this standard, we evaluated subsequent events through August 13, 2012 and no subsequent events occurred that required disclosure in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Results of Operations for the Three Months and Six Months Ended June 30, 2012 and 2011
All amounts, other than percentages, are in U.S. dollars
	Three months ended June 30,		% increase	Six months ended June 30,		% increase
	2012	2011	(decrease)	2012	2011	(decrease)

Sales	$4,225,032	$2,931,664	44%	$8,306,460	$5,630,575	48%
Cost of sales	1,900,707	1,516,228	25%	3,778,483	2,813,419	34%
Cost of sales – related party	207,573	40,385	414%	415,652	80,234	418%
Selling, general & administrative expenses	856,884	299,318	186%	1,614,207	581,021	178%
Lease expenses - related party	77,099	75,000	3%	154,386	149,006	4%
Income from operations	1,182,769	1,000,733	18%	2,343,732	2,006,895	17%
Other income	280	147,177	(100%)	878	184,002	(100%)
Income before income taxes	1,183,049	1,147,910	3%	2,344,610	2,190,897	7%
Income taxes	(295,371)	(254,822)	16%	(639,149)	(518,001)	23%
Net income	$887,678	$893,088	(1%)	$1,705,461	$1,672,896	2%

Three Months Ended June 30, 2012 Compared With Three Months Ended June 30, 2011
Sales
For the three months ended June 30, 2012, our sales were $4,225,032, an increase of $1,293,368 or approximately 44% from $2,931,664 for the same period in 2011.The growth is primarily the result of our newly opened retail shops. We have opened 9 new retail stores since the first quarter 2012. The newly opened stores contributed approximately $855,826 in revenue, which accounts for 66% of the total increase in revenue during the three months ended June 30, 2012. The higher sales were also the result of the increased demand for our new series of western flavored bakery products and bamboo rice wraps (Zongzi), a traditional Chinese food especially for Dragon Boat Festival. This year we had exceptional higher demand of Zongzi for Dragon Boat Festival in June 2012. The sales of bamboo rice wraps and festival gift packages associated with Zongzi increased about RMB3.1million (approximately $500,000) this year compared to the same period of last year.

Yakun International Investment & Holding Group
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in U.S. dollars)

Cost of Sales
Cost of sales primarily consists of the cost of raw materials and manufacturing overhead expenses. The cost of sales for the three months ended June, 2012 was $1,900,707, increased by $384 479, or 25%, from $1,516,228 for the same period in 2011.

Raw material cost decreased to 33% of net sales for the three months ended June 30, 2012, compared to 40% of net sales for the same period in 2011. For the three months ended June 30, 2012, we had a higher demand for our bamboo rice wraps. The main ingredient of bamboo rice wraps is rice, so the raw material cost of bamboo rice wraps is lower compared to other bakery products.

Overhead expenses were 12% for net sales for the three months ended June 30, 2012 compared to 13% of net sales for the same period in 2011. To meet the increasing demand of our products, we leased a new workshop from a third party in December 2011. For the three months ended June 30, 2012, we had increased lease expenses and facility expenses of approximately $80,000.

Cost of Sales- Related Party
Cost of sales – related party was workshop lease expense paid to one of the shareholders of the Company. The cost of sales – related party was $207,573 for the three months ended June 30, 2012, an increase of $167,188, or 414% from $40,385 for the same period in 2011, reflecting the increase in rent expenses associated with a new building leased from the same shareholder starting from September 2011.

On June 25, 2011 the Company entered an agreement with one of the Company’s shareholders to lease a building as the new administration, sales and manufacturing facility. The lease is for 5 years starting from September 1, 2011. The total rent was paid in advance and will be amortized equally over five years using the straight line method from September 1, 2011. The monthly rental allocated to cost of sales in respect of this lease is RMB 350,000 (approximately $53,800).

Profit Margins
Our gross profit margin increased to 50.10% for the three months ended June 30, 2012, compared to 46.9% for the same period in 2011. The increase in profit margin was due to the increase in sales from the new retail outlets opened since the third quarter of 2011.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2012 were $856,884, an increase of $557,566 or 186% as compared to $299,318 for the same period in 2011. There are two main reasons for the increase: (1) the increase in salary expenses of $206,190; and (2) the increase in rent expenses of $322,432 because of the 11 new retail outlets the Company leased since July 2011.

For the three months ended June 30, 2012, among selling, general and administrative expenses the Company accrued and recorded a total salary of $15,000 for Ms. Song, our Chief Executive Officer and principal shareholder.

Lease expenses – related party
For the three months ended June 30, 2012 and 2011, the Company recorded related party lease expense in operating expenses of $77,099 and $75,000, respectively. The increase was due to the appreciation of Renminbi against US dollar.

Other Income
Other income for the three months ended June 30, 2012 was $280, a decrease of $146,897 compared to $147,177 for the same period in 2011. The decrease was due to the one-time subsidy income of $109,231 received by the Company in June 2011 and a decrease of $37,666 in interest income from two loans that the Company had in 2011 that were repaid in November 2011.

Yakun International Investment & Holding Group
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in U.S. dollars)

Income taxes
USA
The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdictions in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States for the three months ended June 30, 2012 and 2011.

BVI
Vast Glory is incorporated under the International Business Companies Act of the British Virgin Islands and accordingly, is exempted from payment of British Virgin Island’s income taxes.

Hong Kong
HK Food was incorporated in Hong Kong and subject to Hong Kong income taxes. As HK Food had no income generated in Hong Kong, there was no tax expense or tax liability at June 30, 2012 and 2011.

PRC
WFOE and Decens, which were incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).  The prevailing statutory rate of enterprise income tax is 25%.  Income tax expense for the three months ended June 30, 2012 was $295,371, an increase of 16%, compared to $254,822 for the same period in 2011. The increase in income tax was in excess of the percentage increase in our income before taxes due to the increase in our loss in the United States which is not deductible in computing our tax to the PRC and differences in taxable income between Chinese tax base and US GAAP.

Six Months Ended June 30, 2012 Compared With Six Months Ended June 30, 2011

Sales
For the six months ended June 30, 2012, our sales were $8,306,460, an increase of $2,675,885 or approximately 48% from $5,630,575 for the same period in 2011. We have opened 9 new retail stores since the first quarter of 2012. The newly opened stores contributed approximately $ 1,944,035 in revenue, which accounts for 73% of the total increase in revenue during the six months ended June 30, 2012. The higher sales were also because of the higher demand for our new series of western flavored bakery products we introduced during 2011 and our traditional Chinese festival products, especially the rice glue balls and bamboo rice wraps, a traditional Chinese food especially for Dragon Boat Festival.

Cost of Sales
Cost of sales primarily consists of the cost of raw materials and manufacturing overhead expenses. The cost of sales for the six months ended June 30, 2012 was $3,778,483, increased by $965,064, or 34%, from $2,813,419 for the same period in 2011.

Raw material cost decreased to 33% of net sales for the six month period ended June 30, 2012, compared to 37% of net sales for the same period in 2011. For the six months ended June 30, 2012, we experienced an exceptional increase in demand for our bamboo rice wraps. The main ingredient of bamboo rice wraps is rice, so the raw material cost of bamboo rice wraps is lower compared to our traditional bakery products.

Overhead expenses were 12% of net sales for the six month period ended June 30, 2012 compared to 13% of net sales for the same period in 2011. To meet the increasing demand for our products, we leased a new workshop from a third party in December 2011. For the six months ended June 30, 2012, the lease expenses and facility expenses were increased by approximately $118,000.

Cost of Sales- Related Party
Cost of sales – related party was workshop lease expense paid to one of the shareholders of the Company. The cost of sales – related party was $415,652 for the six months ended June 30, 2012, an increase of $335,418, or 418% from $80,234 for the same period in 2011, reflecting the increase in rent expenses associated with a new building leased from the same shareholder starting from September 2011.

Yakun International Investment & Holding Group
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in U.S. dollars)

Profit Margins
Our gross profit margin increased to 49.51% for the six months ended June 30, 2012, compared to 48.61% for the same period in 2011. The increase in profit margin was due to the increase in sales from the new retail outlets opened since the third quarter of 2011.

Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended June 30, 2012 were $1,614,207, an increase of $1,033,186 or 178% as compared to $581,021 for the same period in 2011. There are four main reasons for the increase: (1) the increase in salary expenses of $312,574; (2) the increase in rent expenses of $458,374 because of the 11 new retail outlets the Company leased since July 2011; (3) a one-time stock based compensation of $180,000 for restricted stock issued to 10 outside consultants; (4) the increase in legal and professional fees of $173,291 associated with public company expenses.

For the six months ended June 30, 2012, among selling, general and administrative expenses, the Company accrued and recorded a total salary of $30,000 for Ms. Song’s service.

Lease expenses – related party
For the six months ended June 30, 2012 and 2011, the Company recorded related party lease expense in operating expenses of $154,386 and $149,006, respectively. The increase was due to the appreciation of Renminbi against US dollar.

Other Income
Other income for the six months ended June 30, 2012 was $878, a decrease of $183,124 compared to $184,002 for the same period in 2011. The decrease was due to (1) one-time subsidy income of $109,231 received by the Company in June 2011; (2) the decrease of $73,893 in interest income from two loans that the Company had 2011 that were repaid in November 2011.

Income taxes
USA
The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdictions in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States for the six months ended June 30, 2012 and 2011.

BVI
Vast Glory is incorporated under the International Business Companies Act of the British Virgin Islands and accordingly, is exempted from payment of British Virgin Island’s income taxes.

Hong Kong
HK Food was incorporated in Hong Kong and subject to Hong Kong income taxes. As HK Food had no income generated in Hong Kong, there was no tax expense or tax liability at June 30, 2012 and 2011.

PRC
WFOE and Decens, which were incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).  The prevailing statutory rate of enterprise income tax is 25%. Income tax expense for the six months ended June 30, 2012 was $639,149, an increase of 23%, compared to $518,001 for the same period in 2011. The increase in income tax was in excess of the percentage increase in our income before taxes due to the increase in our loss in the United States which is not deductible in computing our tax to the PRC.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2012, we have cash and cash equivalents of $1,843,631 and working capital of $2,383,032. We believe that our cash and cash equivalents on hand are sufficient to satisfy our cash needs for the immediate future and that there are no commitments or anticipated events that are likely to result in a significant increase or decrease in our liquidity in the immediate future, though we might seek to raise additional cash through the issuance of debt or equity to fund expansion opportunities.  In concluding that we have sufficient cash for the immediate future, we note that inflationary pressures remain strong in China.  Nevertheless, we believe that we will be able to increase the prices of our products to offset any cost increases due to inflation.

Yakun International Investment & Holding Group
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in U.S. dollars)

Consolidated Statement of Cash Flows

	For the six months ended June 30
	2012	2011
Net cash provided by operating activities	$950,005	$334,532
Net cash used in investing activities	(679,106)	(65,781)
Net cash used in financing activities	-	3,511
Exchange rate effect on cash	(13,426)	23,298
Net cash inflow (outflow)	$257,473	$295,560

Operating Activities

Net cash provided by our operating activities for the six months ended June 30, 2012 totaled $950,005, an increase of $615,473, compared to $334,532 for the same period in 2011. The increase of cash provided is mainly due to the increase in depreciation and amortization, stock based compensation, and tax payable, offset by an increase in prepaid lease and advance to suppliers. The prepaid leases reflected the prepaid rent of RMB15,080,000 ($2,387,020) to third parties for the new retail outlets opened in the first half of 2012. Although the prepayment of long term leases adversely impacted the net cash generated by the Company for the current period, the net cash generated by the Company over the balance of the terms of these leases will be positively impacted by the absence of ongoing rent payments. Further, management was willing to make the payments because it believes that even after paying these amounts the Company will continue to have the cash necessary to meet its short and long term cash needs.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 was $679,106, an increase of $613,225, compared to $65,781 of the same period in 2011, reflecting the payment of leasehold improvements for the new retail outlets the Company leased in the first half of 2012.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2012 was nil, compared to the positive cash inflow of $3,511 for the same period in 2011, reflecting an increase of cash payment by the shareholder on behalf of the Company.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Yakun Song, and Chief Financial Officer, Fengying Su, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our financial statements are prepared by our financial and accounting staff under the direction of our Chief Financial Officer in accordance with generally accepting accounting principles in effect in the PRC; however we engage an outside consultant to convert our financial statements for presentation in accordance with generally accepted accounting principles in effect in the United States (“US GAAP”). We believe our internal controls over financial reporting in accordance with PRC GAAP are adequate for the proper supervision of the conduct of our business. Nevertheless, the need to convert our financial statements into US GAAP and the lack of familiarity of our accounting staff with US GAAP and US securities laws and regulations is a deficiency in our internal controls over financial reporting and disclosure controls and procedures. This deficiency will not be considered remediated until we hire financial and accounting personnel with the requisite knowledge and experience concerning US GAAP.

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

101 * **
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income for the six and three month periods ended June 30, 2012 and 2011, (ii) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iii) the Consolidated Statements of Cash Flows for the six and three month periods ended June 30, 2012 and 2011 and (iv) the notes to the Consolidated Financial Statements.

___
* In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
** To be filed by Amendment.

Yakun International Investment & Holding Group
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in U.S. dollars)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YAKUN INTERNATIONAL INVESTMENT & HOLDING GROUP.

Dated: August 14, 2012	By:	/s/ Yakun Song
Yakun Song
Chief Executive Officer and President