Form 10-Q/A
period 2012-06-30
Yakun International Investment & Holding Group
filed 2012-08-27
CIK 1423723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Amendment No. 1)

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

_____

Explanatory Note

This amendment is being filed to include the interactive data files as Exhibit 101which was not available by the due date for the filing of this report.

_____

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

YAKUN INTERNATIONAL INVESTMENT & HOLDING GROUP.

Dated: August 27, 2012	By:	/s/ Yakun Song
Yakun Song
Chief Executive Officer and President