Form 10-Q
period 2012-09-30
Yakun International Investment & Holding Group
filed 2012-11-14
CIK 1423723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 001-34210

YAKUN INTERNATIONAL INVESTMENT & HOLDING GROUP
(Exact Name of Registrant as Specified in its Charter)

NEVADA	42-1743094
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No.40-1, Dama Road, Nanguan District, Changchun city, Jilin Province 130000 , China	100020
(Address of principal executive offices)	(Zip code)

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

At November 1, 2012, we had outstanding 13,259,600 shares of common stock

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

PART I

FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS
Yakun International Investment & Holding Group

CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

CONTENTS

Pages

Consolidated balance sheets (unaudited)	1

Consolidated statements of operations and comprehensive income (unaudited)	2

Consolidated statements of cash flows (unaudited)	3

Notes to consolidated financial statements (unaudited)	4

Yakun International Investment & Holding Group
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,874,652	$1,586,158
Accounts receivable, net of allowance	2,845,044	999,488
Inventories, net	232,825	264,237
Other receivables	27,411	21,138
Advance to suppliers	365,300	189,149
Deferred tax assets	117,334	69,268
Deposits & prepayment	11,125	11,090
Total current assets	12,473,691	3,140,528

Property and equipment, net	2,132,233	1,539,785
Prepaid lease	3,175,853	1,548,259
Prepaid lease - related party	5,154,557	5,994,681
Loans to related party	1,019,581	1,016,365
Total assets	$23,955,915	$13,239,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Customer deposits	$16,221	$10,912
Accounts payable and accrued liabilities	620,667	264,453
Taxes payable	3,312,401	305,570
Related party payable	260,018	234,860
Total current liabilities	4,209,307	815,795

STOCKHOLDERS' EQUITY Preferred stock, 5,000,000 shares authorized, 0 shares outstanding
Common stock, $0.001 par value; 70,000,000 shares authorized, 13,259,600 shares issued and outstanding at September 30, 2012 and 12,059,600 shares issued and outstanding at December 31, 2011	13,260	12,060
Additional paid in capital	322,519	143,719
Retained earnings	18,599,200	11,567,692
Accumulated other comprehensive income	811,629	700,352
Total stockholders' equity	19,746,608	12,423,823
Total liabilities and stockholders' equity	$23,955,915	$13,239,618

See accompanying notes to consolidated financial statements

Yakun International Investment & Holding Group
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited - Expressed in U.S. dollars)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Sales	$12,736,088	$9,678,303	$21,042,548	$15,308,878
Cost of sales	4,357,773	3,719,246	8,136,256	6,532,665
Cost of sales - related party	206,410	59,929	622,062	140,163
Gross profit	8,171,905	5,899,128	12,284,230	8,636,050
Operating expenses
Selling, general and administrative	966,646	442,530	2,580,853	1,007,873
Lease expenses - related party	76,667	111,297	231,053	260,303
Total operating expenses	1,043,313	553,827	2,811,906	1,268,176

Income from operations	7,128,592	5,345,301	9,472,324	7,367,874

Other income
Subsidy income	-	-	-	109,231
Interest income	-	38,064	878	112,835
Total other income	-	38,064	878	222,066

Income before income tax expense	7,128,592	5,383,365	9,473,202	7,589,940
Income tax expense	(1,802,545)	(1,354,072)	(2,441,694)	(1,869,700)
Net income	5,326,047	4,029,293	7,031,508	5,720,240
Other comprehensive income
Foreign currency translation gain (loss)	90,123	151,992	111,277	315,896
Total comprehensive income	$5,416,170	$4,181,285	$7,142,785	$6,036,136

Earnings per share – basic and diluted	$0.40	$0.45	$0.54	$0.68

Weighted average number of shares outstanding – basic and diluted	13,259,600	8,884,933	13,027,483	8,461,644

See accompanying notes to consolidated financial statements

Yakun International Investment & Holding Group
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in U.S. dollars)

	For the Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities
Net income	$7,031,508	$5,720,240
Depreciation and amortization	340,783	184,612
Prepaid lease amortization- related party	852,632	399,841
Stock based compensation	180,000	-
Accounts receivable	(1,828,537)	(1,548,912)
Inventories	32,007	(122,861)
Other receivables	(6,160)	(55,529)
Advance to suppliers	(174,232)	(174,198)
Deferred tax assets	(47,487)	-
Accounts payable & accrued expense	353,401	107,445
Customer deposits	5,235	(6,141)
Taxes payable	2,983,257	(465,987)
Prepaid income taxes	-	(37,590)
Prepaid lease	(1,610,490)	(415,219)
Prepaid lease – related party	-	(3,229,482)
Net cash provided by operating activities	8,111,917	356,219

Cash flows from investing activities
Purchase of property and equipment	(923,941)	(108,391)
Net cash used in investing activities	(923,941)	(108,391)

Cash flows from financing activities
Increase of shareholder loan	25,000	1,141
Net cash provided by financing activities	25,000	1,141

Effect of exchange rate changes on cash	75,518	25,718

Net increase (decrease) in cash and cash equivalents	7,288,494	274,687
Cash and cash equivalents at beginning of period	1,586,158	870,041
Cash and cash equivalents at end of period	$8,874,652	$1,144,728
Supplementary cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$868,975	$2,252,535

See accompanying notes to consolidated financial statements

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Yakun International Investment & Holding Group (the “Company”, “Yakun International”, or ”we”) formerly named Rhino Productions, Inc. (“Rhino Productions”) was incorporated under the laws of the State of Nevada on October 16, 2007. Prior to the acquisition (“the Acquisition”)of Vast Glory Holdings Limited (“Vast Glory”), we were a development stage company that had not generated any revenue from operations and maintained no essential assets since inception.

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

Vast Glory was incorporated on February 26, 2009 in British Virgin Islands (“BVI”) in anticipation of a business combination.  Vast Glory was inactive until April 29, 2011, when the shareholders of HK Food Logistics, Limited (“HK Food”) transferred 100% of the outstanding common shares of HK Food to Vast Glory. As a result of this transaction, HK Food became a wholly-owned subsidiary of Vast Glory.

Prior to the April 29, 2011 share transfer, the shareholders of Vast Glory and HK Food were substantially the same. According to ASC 805-30, the pooling-of-interest method was used to account for the transactions between entities under common control whereby Vast Glory recognized the HK Food assets and liabilities transferred at their carrying amounts.  Accordingly, the financial statements for Vast Glory and HK Food have been combined for all periods presented per ASC 805-45. The reorganization of entities under common control was retrospectively applied to the financial statements of all prior periods as though the assets and liabilities had been transferred at that date.

HK Food was incorporated under the laws of the Hong Kong Special Administrative Region of the People's Republic of China (“Hong Kong”, or “HK”) on June 28, 2010.  HK Food established Changchun Yaqiao Business Consulting Co., Ltd. (“WFOE”), a wholly foreign-owned enterprise in China on October 28, 2010.  Until December 29, 2010, when HK Food through its WFOE entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Cangchun Decens Foods Co., Ltd. (“Decens”) and its shareholders (the “Decens Shareholders”), HK Food had no operations other than those related to its incorporation.

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Expressed in U.S. dollars)

Pursuant to the VIE Agreements, HK Food indirectly controls Decens.  Decens is located in Changchun City, Jilin Province, the People’s Republic of China (“PRC”).  It was established in September 2003 under the law of PRC and is principally engaged in the production of cakes and Chinese traditional foods which it distributes through its outlets and distribution network throughout Jilin Province.

In December 2010, WFOE entered into the VIE Agreements with Decens and the Decens Shareholders. The incorporation of HK Food, WFOE and entering into of VIE Agreements did not result in any change in the basis of the assets and liabilities of Decens, which continue to be carried at their historical amounts. WFOE effectively assumed management of the business activities of Decens and has the right to appoint all executive and senior management and the members of the board of the directors of Decens.

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

	September 30, 2012	December 31, 2011

Cash on hand	$255,577	$730,399
Cash in bank	8,619,075	855,759
Total	$8,874,652	$1,586,158

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Expressed in U.S. dollars)

4.	Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. As of September 30, 2012 and December 31, 2011, no allowance for doubtful accounts was provided for.

	September 30, 2012	December 31, 2011

Due from third parties	$2,845,044	$999,488
Total	$2,845,044	$999,488

5.	Related party transactions

a)	Loans to (from) related parties are as follows:

	September 30, 2012	December 31, 2011
Jilin Fuyuanguan Foods Co., Ltd	$1,019,581	$1,016,365
Total	$1,019,581	$1,016,365

These loans bear no interest and are due on demand.

b)	Prepaid leases - related party

	September 30, 2012	December 31, 2011
Prepaid leases - outlets and office building (Note 5.b).1).)	$119,319	$475,768
Prepaid leases - outlets and office building (Note 5.b).2).)	2,418,187	2,410,560
Prepaid leases - workshop and office building (Note 5.b).3).)	2,617,051	3,108,353
	$5,154,557	$5,994,681

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

For the three months ended September 30, 2012 and 2011, related party lease expense included in cost of goods sold was $206,410 and $95,342, respectively; related party lease expense included in operating expenses was $77,667 and $75,884, respectively.

For the nine months ended September, 2012 and 2011, related party lease expense included in cost of goods sold was $621,711 and $174,930, respectively; related party lease expense included in operating expenses was $230,921 and $224,911, respectively

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Expressed in U.S. dollars)

c)	Related party payable

	September 30, 2012	December 31, 2011
Due to shareholders	$260,018	$234,860

Related party payable arises from Company’s expenses paid by Ms. Yakun Song, one of the shareholders of the Company. This payable is non-interest bearing and due on demand.

6.	Inventory

	September 30, 2012	December 31, 2011
Raw materials	$221,013	$254,161
Finished goods	11,812	10,076
Total	$232,825	$264,237

7.	Property and equipment

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line method after taking into account their respective estimated residual values over the following estimated useful lives:

Machinery	10 years
Vehicles	6 years
Office equipment	4 years
Leasehold improvements	Lease term

Property and equipment consist of the following:

	September 30, 2012	December 31, 2011
Machinery	$1,775,514	$1,383,935
Vehicles	368,314	342,097
Office equipment and electronic devices	57,680	44,841
Leasehold improvements	614,374	254,144
Total	2,816,882	2,025,017
Less: accumulated depreciation	(684,649)	(485,232)
Total fixed assets, net	$2,132,233	$1,539,785

For the three months ended September 30, 2012 and 2011, the Company recorded depreciation expense in cost of goods sold of $45,277 and $38,839, respectively, and depreciation expense in operating expenses of $20,862 and $23,841, respectively.

For the nine months ended September 30, 2011 and 2010, the Company recorded depreciation expense in cost of goods sold of $154,129 and $112,336, respectively, and depreciation expense in operating expenses of $186,665 and $72,276, respectively.

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Expressed in U.S. dollars)

8.	Prepaid lease

	September 30, 2012	December 31, 2011
Prepaid leases - outlet (Note 8.a).)	$238,637	$380,615
Prepaid leases - outlet (Note 8.b).)	472,501	628,013
Prepaid leases – workshop (Note 8.c).)	386,592	513,830
Prepaid leases - outlet (Note 8.d).)	5,598	25,801
Prepaid leases - outlet (Note 8.e).)	327,464	-
Prepaid leases - outlet (Note 8.f).)	310,272	-
Prepaid leases - outlet (Note 8.g).)	357,673	-
Prepaid leases - outlet (Note 8.h).)	271,374	-
Prepaid leases - outlet (Note 8.i).)	358,181	-
Prepaid leases - outlet (Note 8.j).)	136,613	-
Prepaid leases - outlet (Note 8.k).)	168,040	-
Prepaid leases - outlet (Note 8.l).)	88,552
Prepaid leases - outlet (Note 8.m).)	39,773
Prepaid leases - outlet (Note 8.n).)	14,583	-
	$3,175,853	$1,548,259

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

d)
On November 23, 2011, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 1 year starting from December 15, 2011 to December 14, 2012. The total rental is RMB170,000 ($26,960) was paid by the Company in 2011. The prepaid leases are amortized equally over the 1 year using the straight line method. The monthly rental is RMB14,166 (approximately $2,300).

e)
On February 21, 2012, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 3 years starting from April 2, 2012 to April 1, 2015. The total rental is RMB2,470,000 ($392,314) was paid by the Company in March 2012. The prepaid leases are amortized equally over the 3 years using the straight line method. The monthly rental is RMB68,611 (approximately $10,900).

f)
On January 16, 2012, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 3 years starting from March 15, 2012 to March 14, 2015. The total rental of RMB2,380,000 ($378,020) was paid by the Company in January and March 2012. The prepaid leases are amortized equally over the 3 years using the straight line method. The monthly rental is RMB66,111 (approximately $10,500).

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Expressed in U.S. dollars)

g)
On March 21, 2012, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 3 years starting from April 7, 2012 to April 6, 2015. The total rental of RMB2,680,000 ($425,670) was paid by the Company in March 2012. The prepaid leases are amortized equally over the 3 years using the straight line method. The monthly rental is RMB74,444 (approximately $11,820).

h)
On March 12, 2012, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 5 years starting from April 12, 2012 to April 12, 2017. The rental of RMB2,020,000 ($320,840) for the first 3 years  was paid by the Company in March 2012. The prepaid leases are amortized equally over the 3 years using the straight line method. The monthly rental is RMB56,111 (approximately $8,910). The rental for the 4th and 5th year will be negotiated by the Company and the lessor based on the market price in year 2016 and 2017.

i)
On March 19, 2012, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 4 years starting from March 19, 2012 to March 20, 2016. The rental of RMB2,740,000 ($435,200) for the first 3 years  was paid by the Company in March 2012. The prepaid leases are amortized equally over the 3 years using the straight line method. The monthly rental is RMB76,111 (approximately $12,080). The rental for the 4th year will be negotiated by the Company and the lessor based on the market price in year 2016.

j)
On May 25, 2012, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for about 5 years starting from May 8, 2012 to July 23, 2017. The rental of RMB2,740,000 ($435,200) for the first 3 years  was paid by the Company in May 2012. The prepaid leases are amortized equally over the 3 years using the straight line method. The monthly rental is RMB27,500 (approximately $4,350). The rental for the 4th and 5th year will be negotiated by the Company and the lessor based on the market price in year 2016.

k)
On June 15, 2012, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 5 years starting from June 15, 2012 to June 15, 2017. The rental of RMB1,170,000 ($186,000) for the first 3 years  was paid by the Company in June 2012. The prepaid leases are amortized equally over the 3 years using the straight line method. The monthly rental is RMB32,500 (approximately $5,160). The rental for the 4th year will be negotiated by the Company and the lessor based on the market price in year 2016.

l)
On June 15, 2012, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 3 years starting from May 26, 2012 to May 26, 2015. The total rental of RMB630,000 ($100,000) was paid by the Company in June 2012. The prepaid leases are amortized equally over the 3 years using the straight line method. The monthly rental is RMB17,500 (approximately $2,800).

m)
 On July 25, 2012, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 1 year starting from September 1, 2012 to August 31, 2013. The total rental of RMB300,000 ($47,600) was paid by the Company in September 2012. The prepaid leases are amortized equally over the 1 year using the straight line method. The monthly rental is RMB25,000 (approximately $4,000).

n)
On August 25, 2012, the Company entered into a new lease agreement with a third party to rent a store as the Company’s retail outlet. The lease contract is for 1 year starting from September 1, 2012 to August 31, 2013. The total rental of RMB100,000 ($15,900) was paid by the Company in September 2012. The prepaid leases are amortized equally over the 1 year using the straight line method. The monthly rental is RMB8,333 (approximately $1,300).

For the three months ended September 30, 2012 and 2011, the Company recorded lease expense in operating expenses of $312,564 and $46,698, respectively; the Company recorded lease expenses in cost of sales of $42,462 and nil, respectively.

For the nine months ended September 30, 2012 and 2011, the Company recorded lease expense in operating expenses of $703,374 and $46,698, respectively; the Company recorded lease expenses in cost of sales of $127,191 and nil, respectively.

9.	Taxes payable

	September 30, 2012	December 31, 2011
Value-added tax payable	$1,344,359	$100,427
Enterprise Income tax payable	1,833,826	195,334
Others	134,216	9,809
Total	$3,312,401	$305,570

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

For the three months ended September 30, 2012, the Company recorded stock based compensation expenses of nil in Operating Expenses.

For the nine months ended September 30, 2012, the Company recorded stock based compensation expenses of $180,000 in Operating Expenses (1,200,000 shares at the fair value of $0.15 per share).

11.	Income Tax

USA

The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of September 30, 2012 and December 31, 2011.

BVI
Vast Glory is incorporated under the International Business Companies Act of the British Virgin Islands and accordingly, is exempted from payment of British Virgin Island’s income taxes.

Hong Kong
HK Food was incorporated in Hong Kong and subject to Hong Kong income taxes. As HK Food had no income generated in Hong Kong, there was no tax expense or tax liability at September 30, 2012 and December 31, 2011.

PRC

WFOE and Decens, which were incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).  The prevailing statutory rate of enterprise income tax is 25%.

Yakun International Investment & Holding Group
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Expressed in U.S. dollars)

The reconciliation of tax computed by applying respective statutory income tax rate to pre-tax income is as follows:

	For the nine months ended	For the nine months ended
	September 30, 2012	September 30, 2011
Income (loss) before income taxes
United States, BVI, HK	$(291,589)	$(34,148)
China (Decens)	9,764,791	7,624,088
	9,473,202	7,589,940
Provision for Income Taxes
Current income tax	2,742,443	1,869,700
Deferred income tax	(300,749)	-
	2,441,694	1,869,700

Net income	$7,031,508	$5,720,240

Worldwide effective rate	25.77%	24.63%

12.	Subsequent events

In May 2009, the FASB issued a new accounting standard which established general accounting standards and disclosure for subsequent events. In accordance with this standard, we evaluated subsequent events up to the date the financial statements were issued and no subsequent events occurred that required disclosure in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Results of Operations for the Three Months and Nine Months Ended September 30, 2012 and 2011

All amounts, other than percentages, are in U.S. dollars
	For the Three Months Ended September 30,		% increase	For the Nine Months Ended March 31,		% increase
	2012	2011	(decrease)	2012	2011	(decrease)
Sales	$12,736,088	$9,678,303	32%	$21,042,548	$15,308,878	37%
Cost of sales	4,357,773	3,719,246	17%	8,136,256	6,532,665	25%
Cost of sales - related party	206,410	59,929	244%	622,062	140,163	344%
Gross profit	8,171,905	5,899,128	39%	12,284,230	8,636,050	42%
Selling, general and administrative	966,646	442,530	118%	2,580,853	1,007,873	156%
Lease expenses - related party	76,667	111,297	-31%	231,053	260,303	-11%
Income from operations	7,128,592	5,345,301	33%	9,472,324	7,367,874	29%
Other income	-	38,064	-100%	878	222,066	-100%
Income before income tax expense	7,128,592	5,383,365	32%	9,473,202	7,589,940	25%
Income tax expense	(1,802,545)	(1,354,072)	33%	(2,441,694)	(1,869,700)	31%
Net income	$5,326,047	$4,029,293	32%	$7,031,508	$5,720,240	23%

Three Months Ended September 30, 2012 Compared With Three Months Ended September 30, 2011
Sales
For the three months ended September 30, 2012, our sales were $12,736,088, an increase of $3,057,785 or approximately 32% from $9,678,303 for the same period in 2011. A significant contributor to the growth in sales was our new retail shops.   By the end of the 3rd quarter of 2012 we had opened 12 new stores-- 3 in the 1st quarter, 7 in the 2nd quarter and 2 in the 3rd quarter, a period in which we closed no stores. As a group, these 12 new stores contributed approximately $1 million to our sales in the three months ended September 30, 2012 which was slightly offset by the 2 stores closed in the fourth quarter of 2011. Both the Mid-autumn Festival (September 30th) and National Day (October 1st, 2012) were contributors to our sales in the 3rd quarter. As more companies and governmental organizations are purchasing products like moon cakes and bakery packages as holiday gifts for their employees, revenue generated from this type of group-buying increased about $1.7 million during the three months ended September 30, 2012. Our sales benefitted from increased demand for moon cakes, as many employers chose to give their employees a single gift appropriate for the Mid-Autumn Festival and National Day rather than gifts for each day. Sales of moon cakes increased about $2.4 million in the 3rd quarter of 2012 as compared to the comparable quarter iin 2011.

Cost of Sales
Cost of sales primarily consists of the cost of raw materials and manufacturing overhead expenses. The cost of sales for the three months ended September 30, 2012 was $4,357,773, an increase of $638,527, or 17%, from $3,719,246 for the same period in 2011.

Raw material costs decreased to 29% of net sales for the three months ended September 30, 2012, compared to 32% of net sales for the same period in 2011. The decrease was mainly the result of increased sales of moon cakes, which have a higher margin than most of our other products, and our decision to raise the selling price of some popular moon cake products. Also contributing to the decrease in the percentage of sales represented by raw material costs was a decrease in the market price of sugar which decreased from the price of the comparable period last year.

Overhead expenses were 5% of net sales for the three months ended September 30, 2012 compared to 6% of net sales for the same period in 2011. The decrease was mainly due to the increase in our sales and the improved working capacity in our newly leased workshop.

Cost of Sales- Related Party
Cost of sales – related party consisted of the rent payable to one of the shareholders of the Company for the building housing our administration, sales and manufacturing facilities. The cost of sales – related party was $206,410 for the three months ended September 30, 2012, an increase of $146,481, or 244% from $59,929 for the same period in 2011. The increase in rent expenses reflects the fact that we leased a new more modern building from this same shareholder in September 2011.

On June 25, 2011 the Company entered an agreement with one of the Company’s shareholders to lease a building housing the Company’s new administration, sales and manufacturing facility. The lease is for 5 years starting from September 1, 2011. The total rent was paid in advance and will be amortized equally over five years using the straight line method from September 1, 2011. The monthly rental allocated to cost of sales in respect of this lease is RMB 350,000 (approximately $53,800).

Profit Margins
Our gross profit margin increased to 64% for the three months ended September 30, 2012, compared to 61% for the same period in 2011. The increase in profit margin was mainly due to the decrease in the price of sugar, a significant component in baked goods, and our decision to raise prices of major moon cake products.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2012 were $966,646, an increase of $488,702 or 102% as compared to $442,530 for the same period in 2011. There are two main reasons for the increase: (1) an increase in salary expenses of $177,627 and (2) the increase in rent expense of $285,055 because of the new retail outlets leased by the Company.

For the three months ended September 30, 2012, among selling, general and administrative expenses the Company accrued and recorded a total salary of $15,000 for Ms. Song, our Chief Executive Officer and principal shareholder.

Lease expenses – related party
For the three months ended September 30, 2012, the Company recorded related party lease expense in operating expenses of $76,667, a decrease of $34,630 or 31% from $111,297 for the same period in 2011. The decrease was principally due to the allocation of a greater portion of the rent expenses associated with our new building to cost of sales relative to selling and administrative expenses than had been the case with the previous building.

Other Income
Other income for the three months ended September 30, 2012 was nil, compared to $38,064 for the same period in 2011. The decrease was due to the decrease of $38,064 in interest income from two loans that were outstanding in 2011that were repaid in November 2011.

Income taxes
USA
The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdictions in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States for the three months ended September 30, 2012 and 2011.

BVI
Vast Glory is incorporated under the International Business Companies Act of the British Virgin Islands and accordingly, is exempted from payment of British Virgin Island’s income taxes.

Hong Kong
HK Food was incorporated in Hong Kong and subject to Hong Kong income taxes. As HK Food had no income generated in Hong Kong, there was no tax expense or tax liability at September 30, 2012 and 2011.

PRC
WFOE and Decens, which were incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).  The prevailing statutory rate of enterprise income tax is 25%.  Income tax expense for the three months ended September 30, 2012 was $1,802,545, an increase of 33%, compared to $1,354,072 for the same period in 2011. The increase in income tax was in excess of the percentage increase in our income before taxes due to the increase in our loss in the United States which is not deductible in computing our tax to the PRC and differences in computing taxable income due to differences in the Chinese tax base and US GAAP.

Nine Months Ended September 30, 2012 Compared With Nine Months Ended September 30, 2011

Sales
For the nine months ended September 30, 2012, our sales were $21,042,548, an increase of $5,733,670 or approximately 37% from $15,308,878 for the same period in 2011. The growth is primarily the result of the 12 new  retail shops we opened in 2012 which contributed approximately $2.6 million to sales during the nine months ended September 30, 2012, slightly offset by the absence of sales from the 2 stores closed in the fourth quarter of 2011. The higher sales also reflect increased demand for our new series of western flavored bakery products introduced during 2011 and our traditional Chinese festival products, especially moon cakes, rice glue balls and bamboo rice wraps.

Cost of Sales
Cost of sales for the nine months ended September 30, 2012 was $8,136,256, an increase of $1,603,591, or 25%, from $6,532,665 for the same period in 2011.

Raw material costs decreased to 31% of net sales for the nine months ended September 30, 2012, compared to 34% of net sales for the same period in 2011. In the nine months ended September 30, 2012, we experienced increased demand for our bamboo rice wraps and moon cakes. And the price of sugar, which is a major ingredient of most bakery products, was lower compared to the same period in 2011. In addition,  we raised the price of our major moon cake products in 2012.

Overhead expenses were 7.8% of net sales for the nine month ended September 30, 2012 compared to 8.3% of net sales for the same period in 2011. The decrease was mainly due to the increase in our sales and the improved working capacity in our newly leased workshop.

Cost of Sales- Related Party
Cost of sales – related party consisted of the rent payable to one of the shareholders of the Company for the building housing our administration, sales and manufacturing facilities. The cost of sales – related party was $622,062 for the nine months ended September 30, 2012, an increase of $481,899, or 344% from $140,163 for the same period in 2011. The increase in rent expense reflects the fact that we leased a new more modern building from this shareholder in September 2011.

Profit Margins
Our gross profit margin increased to 58% for the nine months ended September 30, 2012, compared to 56% for the same period in 2011. The increase in profit margin was due to due to the decrease in sugar prices and our decision to raise the prices of major moon cake products in the 3rd quarter.

Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2012 were $2,580,853, an increase of $1,572,980 or 156% as compared to $1,007,873 of the same period in 2011. There are three main reasons for the increase: (1) the increase in salary expenses of $490,201; (2) the increase in rent expense of $743,429 because of the new retail outlets leased by the Company; and (3) a one-time stock based compensation expense of $180,000 for restricted stock issued to 10 outside consultants.

For the nine months ended September 30, 2012, among selling, general and administrative expenses, the Company accrued and recorded a total salary of $45,000 for Ms. Song’s service.

Lease expenses – related party
For the nine months ended September 30, 2012, the Company recorded related party lease expense in operating expenses of $231,053, a decrease of $29,250 or 11% compared to $260,303 for the same period in 2011. The decrease was principally due to the allocation of a greater portion of the rent expenses associated with our new building to cost of sales relative to selling and administrative expenses than had been the case with the previous building.

Other Income
Other income for the nine months ended September 30, 2012 was $878, a decrease of $221,188 compared to $222,066 for the same period in 2011. The decrease was due to (1) one-time subsidy income of $109,231 received by the Company in June 2011 which was not repeated in 2012; and (2) the decrease of $111,957 in interest income from two loans that were outstanding in 2011 that were repaid in November 2011.

Income taxes
USA
The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdictions in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States for the nine months ended September 30, 2012 and 2011.

BVI
Vast Glory is incorporated under the International Business Companies Act of the British Virgin Islands and accordingly, is exempted from payment of British Virgin Island’s income taxes.

Hong Kong
HK Food was incorporated in Hong Kong and subject to Hong Kong income taxes. As HK Food had no income generated in Hong Kong, there was no tax expense or tax liability at September 30, 2012 and 2011.

PRC
WFOE and Decens, which were incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).  The prevailing statutory rate of enterprise income tax is 25%. Income tax expense for the nine months ended September 30, 2012 was $2,441,694, increased by $571,994 or 31%, compared to $1,869,700 for the same period in 2011. The increase in income tax was in excess of the percentage increase in our income before taxes due to the increase in our loss in the United States which is not deductible in computing our tax to the PRC.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2012, we have cash and cash equivalents of $8,874,652 and working capital of $8,264,384. We believe that our cash and cash equivalents on hand are sufficient to satisfy our cash needs for the immediate future and that there are no commitments or anticipated events that are likely to result in a significant increase or decrease in our liquidity in the immediate future, though we might seek to raise additional cash through the issuance of debt or equity to fund expansion opportunities.  In concluding that we have sufficient cash for the immediate future, we note that inflationary pressures remain strong in China.  Nevertheless, we believe that we will be able to increase the prices of our products to offset any cost increases due to inflation.

Consolidated Statement of Cash Flows

	For the nine months ended September 30
	2012	2011
Net cash provided by operating activities	$8,111,917	$356,219
Net cash used in investing activities	(923,941)	(108,391)
Net cash provided by financing activities	25,000	1,141
Exchange rate effect on cash	75,518	25,718
Net cash inflow (outflow)	$7,288,194	$274,687

Operating Activities

Net cash provided by our operating activities for the nine months ended September 30, 2012 totaled $8,111,917, an increase of $7,755,698, compared to $356,219 for the same period in 2011.  The increase in cash provided by operating activities reflects the increase in our net income and a significant increase in our taxes payable, partially offset by an increase in accounts receivable and prepaid leases.  The prepaid leases reflect the new lease agreements for 12 new retail outlets the Company opened in 2012. The Company prepaid the total rent of RMB15,480,000 ($2,457,000) for these retail outlets in 2012. Although the prepayment of long term leases adversely impacted the net cash generated by the Company for the current period, the net cash generated by the Company over the balance of the terms of these leases will be positively impacted by the absence of ongoing rent payments. Further, management was willing to make the payments because it believes that even after paying these amounts the Company will continue to have the cash necessary to meet its short and long term cash needs.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012 was $923,941, an increase of $815,550, compared to $108,391 for the same period in 2011, reflecting the cost of leasehold improvements for the new retail outlets the Company opened in 2012 and the purchase of fixed assets.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2012 was $25,000, an increase of $23,859, compared to $1,141 for the same period in 2011, reflecting an increase in the cash paid by a shareholder on behalf of the Company.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Yakun Song, and Chief Financial Officer, Fengying Su, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our financial statements are prepared by our financial and accounting staff under the direction of our Chief Financial Officer in accordance with generally accepting accounting principles in effect in the PRC; however we engage an outside consultant to convert our financial statements for presentation in accordance with generally accepted accounting principles in effect in the United States (“US GAAP”). We believe our internal controls over financial reporting in accordance with PRC GAAP are adequate for the proper supervision of the conduct of our business. Nevertheless, the need to convert our financial statements into US GAAP and the lack of familiarity of our accounting staff with US GAAP and US securities laws and regulations is a deficiency in our internal controls over financial reporting and disclosure controls and procedures. This deficiency will not be considered remediated until we hire financial and accounting personnel with the requisite knowledge and experience concerning US GAAP.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

__________
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

YAKUN INTERNATIONAL INVESTMENT & HOLDING GROUP.

Dated: November 14, 2012	By:	/s/ Yakun Song
Yakun Song
Chief Executive Officer and President