Form 10-Q
period 2018-03-31
Yakun International Investment & Holding Group
filed 2018-06-11
CIK 1423723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  March 31, 2018

Commission File Number 000-55933

YAKUN INTERNATIONAL INVESTMENT AND HOLDING GROUP

(Exact name of registrant as specified in its charter)

Nevada	33-1176182
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1501 Broadway, Suite 1515

New York, NY

 (Address of principal executive offices) (Zip Code)

(212) 324-1876

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☑   No   ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐    No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes ☑ No

As of May 30, 2018, the registrant had outstanding 79,099,039 shares of common stock.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements as defined under the U.S. federal securities laws. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions identify forward looking statements, which generally are not historical in nature. Forward looking statements are subject to certain risks and uncertainties that could cause actual results to materially differ from the Company’s historical experience and its current expectations or projections indicated in any forward looking statements. These risks include, but are not limited to, risks associated with beginning a new business, operating risks, risks associated with raising capital, dependence upon management and risks associated with recruiting personnel, our ability to develop our untested water treatment solutions and market acceptance thereof, compliance with environmental and other governmental regulations, competition with existing and future providers of water treatment solutions, as well as the other risks described in Item 1.A in our registration statement on Form 10 filed on May 14, 2018 and discussed in our future filings with the SEC. You should not place undue reliance on forward looking statements, which speak only as of the date they are made. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Given these uncertainties, you should not place undue reliance on forward-looking statements.

ii

Yakun International Investment and Holding Group

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	March 31, 2018	December 31, 2017
ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	26,108	34,336
Due to related parties	245,962	208,971
Total current liabilities	272,070	243,307

Stockholders’ deficit
Preferred stock, 5,000,000 shares authorized, 0 shares outstanding	-	-
Common stock, $0.001 par value; 70,000,000 shares authorized, 13,259,600 shares issued and outstanding at March 31, 2018 and December 31, 2017	13,260	13,260
Additional paid in capital	(36,851)	(36,851)
Retained earnings	(248,479)	(219,716)
Total stockholders’ deficit	(272,070)	(243,307)

Total liabilities and stockholders’ deficit	$-	$-

See notes to the unaudited consolidated financial statements

Yakun International Investment and Holding Group

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

	Three Months ended March 31,
	2018	2017
Revenue	$-	$-
Cost of Revenue	-	-
Gross profit	-	-

Expenses
Listing fees	246	-
Professional fees	12,500	10,000
General and administrative	16,017	5,497
Total expenses	28,763	15,497

Net loss	$(28,763)	$(15,497)

Other comprehensive income	-	-
Total comprehensive income	$(28,763)	$(15,497)

Earnings per share – basic and diluted	$(0.002)	$(0.001)
Weighted average number of shares outstanding – basic and diluted	13,259,600	13,259,600

See notes to the unaudited consolidated financial statements

Yakun International Investment and Holding Group

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

	Three Months ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(28,763)	$(15,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(8,229)	-
Net cash used in operating activities	(36,992)	(15,497)

Net cash provided by investing activities	-	-

Cash flows from financing activities
Cash proceeds from related parties	36,992	15,497
Net cash provided by financing activities	36,992	15,497

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$-

See notes to the unaudited consolidated financial statements

Yakun International Investment and Holding Group

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

1.	Organization and principal activities

Yakun International Investment and Holding Group (the “Company”, “Yakun International”, or “we”) formerly named Rhino Productions, Inc. (“Rhino Productions”) was incorporated under the laws of the State of Nevada on October 16, 2007. Prior to the acquisition of Vast Glory Holdings Limited (“Vast Glory”) on September 13, 2011, the Company was a development stage company that had not generated any revenue from operations and maintained no essential assets since inception.

On September 13, 2011, the Company consummated a Share Exchange Agreement with the shareholders of Vast Glory Holdings Limited (“Vast Glory”), pursuant to which it acquired 100% of the outstanding capital stock of Vast Glory in exchange for 8,250,000 shares of the Company’s common stock, which constituted approximately 68% of its issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the acquisition pursuant to the Exchange Agreement (the “Acquisition”). The Acquisition was accounted for as a reorganization of entities under common control.

Vast Glory was incorporated on February 26, 2009 in the British Virgin Islands (“BVI”), and through its wholly owned subsidiary HK Food Logistics, Limited (“HK Food”, incorporated under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong”, or “HK”) on June 28, 2010) and HK Food’s wholly owned subsidiary Changchun Yaqiao Business Consulting Co., Ltd. (“WFOE”, incorporated in China on October 28, 2010),  Vast Glory indirectly controlled Changchun Decens Foods Co., Ltd. (“Decens”).  Decens is located in Changchun City, Jilin Province, the People’s Republic of China (“PRC”).  It was established in September 2003 under the law of PRC and is principally engaged in the production of cakes and Chinese traditional foods which it distributes through its outlets and distribution network throughout Jilin Province. In December 2010, WFOE entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Decens and its shareholders (the “Decens Shareholders”). WFOE effectively assumed management of the business activities of Decens and has the right to appoint all executive and senior management and the members of the board of the directors of Decens.

On July 23, 2014, WFOE, Decens and Decens Shareholders entered into a Termination Agreement (the “Termination Agreement”) that all parties agreed to terminate all the VIE Agreements, and waived all interests or liabilities under the VIE Agreements. On the same day, the Company entered into a Share Transfer Agreement with a third party and sold all shares of Vast Glory for consideration of $1. In consequence of the agreements, Yakun International disposed all its operations, assets and liabilities, and became a dormant company.

In November 2017, Yakun International entered into a Share Exchange Agreement (the “PBG SEA”) with PBG Water Solutions International Inc. (the “PBG Water Solutions”) and its shareholders, pursuant to which Yakun International acquired 100% of the outstanding shares of PBG Water Solutions in exchange for 46,839,439 shares of common stock of the Company and 19,000 shares of Series A Convertible Preferred Stock (each Series A Convertible Preferred Stock is convertible into 1,000 shares of common stock) of the Company, which will constitute approximately 83% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the acquisition pursuant to the PBG SEA. PBG Water Solutions was incorporated under the law of the State of Delaware on August 4, 2016, and in October 2017, it merged into a company with the same name incorporated under the law of the State of Nevada. On January 15, 2018, all parties to the SEA agreed to amend the original agreement and consummate the transaction forthwith. Shareholders of PBG Water solutions took control of Yakun International on the same date, and completed Yakun International’s registry of new officers and directors as of the issuance of these financial statements. PBG Water Solutions has not generated revenue as of today.

The transaction was accounted for as a “reverse acquisition” since, immediately following completion of the transaction, the shareholders of PBG Water Solutions effectuated control of the post-combination Company. For accounting purposes, PBG Water Solutions was deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of PBG Water Solutions (i.e., a capital transaction involving the issuance of shares by the Company for the shares of PBG Water Solutions). Accordingly, the consolidated assets, liabilities and results of operations of PBG Water Solutions and Yakun International became the historical financial statements of Yakun International and its subsidiaries, and the Company’s assets, liabilities and results of operations were consolidated with PBG Water Solutions beginning on the acquisition date. No step-up in basis or intangible assets or goodwill were recorded in this transaction.

On December 21, 2017, Yakun International incorporated QHY Water Solutions International Corp (the “QHY Water Solutions”) under the law of State of Nevada as its wholly owned subsidiary. On March 8, 2018, QHY Water Solutions incorporated QHY Environmental Science & Technologies Oceania Limited (the “QHY Oceania”) under the law of New Zealand. QHY Oceania is 51% owned by QHY Water Solutions, and 49% owned by a New Zealand company. Currently, both and QHY Water Solutions and QHY Oceania have no operations.

2.	Going concern

The Company’s unaudited financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Successful completion of the Company’s engagement in water solutions business and its transition to attaining profitable operations, is dependent upon obtaining additional financing. The Company plans to improve its future liquidity by obtaining additional financing through the issuance of financial instruments such as equity and warrants or through credit loans. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Summary of significant accounting policies

(a)	Basis of presentation and principles of consolidation

The unaudited consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited consolidated interim financial information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited consolidated interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10 filed on May 14, 2018.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2018, its consolidated results of operations for the three months ended March 31, 2018 and 2017, and its consolidated cash flows for the three months ended March 31, 2018 and 2017, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The consolidated interim financial statements include the financial statements of all the subsidiaries of the Company. All accounts and balances between the Company and its subsidiaries have been eliminated upon consolidation.

(b)	Use of estimates

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

(c)	Income Taxes

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As part of the process of preparing financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. The Company accounts for income taxes using the assets and liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end. Deferred tax assets and liabilities are measured using enacted tax rates applicable for the differences that are expected to affect taxable income.

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of March 31, 2018, the Company did not have any uncertain tax positions.

(d)	Share Based Expenses

FASB ASC 718 “Compensation - Stock Compensation” prescribes accounting and reporting standards for all stock-based payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, and may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity. The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

(e)	Loss per share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period for options and restricted shares under treasury stock method and for convertible debts under if-convertible method, if dilutive. Potential common shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded. The Company has no potential common shares outstanding as of March 31, 2018.

(f)	Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or significant influence, such as a family member or relative, stockholder, or a related corporation.

(g)	Functional currency and foreign currency translation and transactions

The Company’s functional and reporting currency is the U.S. dollar (“US$”). Transactions denominated in currencies other than the functional currency are translated into prevailing functional currency at the exchange rates prevailing at the late date of the months the transactions occurred. The Company had no monetary assets and liabilities denominated in foreign currencies at the balance sheet dates.

(h)	Recently issued accounting standards not yet adopted

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion. The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

4.	Related party transactions and balances

a)	Related party transactions

	Three months ended
	March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Loan from a shareholder	$14,992	$15,497
Fee for professional service provided by related parties	9,500	10,000
License fee expense to a shareholder	$12,500	$-

Loan from a shareholder was a non-interest-bearing loan made by one of the Company’s shareholder to pay the expenses of the Company and its subsidiary during the three months ended March 31, 2018 and 2017. The shareholder owns 20.8% of the outstanding common stock of the Company.

PBG Water Solutions’ sole director from inception to December 31, 2017 is an attorney and provided legal services to PBG Water Solutions during the three months ended March 31, 2017 with a service fee of $10,000.

In February 2018, PBG Water Solutions entered into a financial advisory agreement with Pluris Capital Group (the “Pluris”), an entity affiliated with a shareholder of the Company, pursuant to which PBG Water Solutions will pay Pluris $30,000 per quarter. The agreement has a term of five years from March 2018 but is cancellable by either party on sixty days’ notice. The service fee for the first 3 months is waived by Pluris. Professional service expense related to this agreement was $9,500 for the three months ended March 31, 2018.

In April 2017, PBG Water Solutions entered into a License and Supply Agreement with an individual shareholder who owned 50% of PBG Water Solutions’ common stock and the shareholder’s majority owned company Beijing QHY Environment S & T Co., Ltd. (Beijing QHY). Pursuant to the License and Supply Agreement and its Amendment in June 2017, the individual shareholder and Beijing QHY (the “Licensor”) granted PBG the exclusive use of 21 patents in any area outside the People’s Republic of China (the “PRC”) for 20 years. A one-time fee of $1 million shall be paid before December 31, 2021, and royalties of 1% of the net revenue received by PBG from the sale, license or other distribution of the licensed products shall be paid annually. In addition, the Licensor shall supply PBG Water Solutions licensed products at prices agreed upon or as adjusted by the Licensor and PBG Water Solutions. The Company and PBG Water Solutions didn’t generate any net revenue from or make any purchases of licensed products during the three months ended March 31, 2018. The Company recorded a $12,500 license fee expense for the three months ended March 31, 2018, and made no payment of license fees as of March 31, 2018. The shareholder/licensor owns 41.6% of the Company’s common stocks after giving effect to the PBG SEA.

b)	Related party payables

	March 31, 2018	December 31, 2017
	(Unaudited)	(Unaudited)
Due to shareholders	$245,962	$208,971

5.	Income taxes

The Company did not provide for any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because it has experienced operating losses. When it is more likely than not that a tax asset cannot be realized through future income, the Company must allow for this future tax benefit. The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three-month ended March 31, 2018, or during the prior three years applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns have been appropriately filed by the Company.

Income tax provision at the federal statutory rate	21%
Effect of operating losses	(21%)
-%

Net deferred tax assets consist of the following:

	March 31, 2018	December 31, 2017
	(Unaudited)	(Unaudited)
Net operating loss carry forward	$52,181	$46,140
Valuation allowance	(52,181)	(46,140)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	Three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Tax at statutory rate (21%)	$6,040	$3,254
Increase in valuation allowance	(6,040)	(3,254)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the three months ended March 31, 2018 or 2017.

6.	Subsequent events

In accordance with FASB standards, the Company evaluated subsequent events through the date it filed this report with the Securities and Exchange Commission (“SEC”) and no subsequent events occurred that required disclosure in the accompanying consolidated financial statements except the following:

Incorporation of QHY New Zealand LLC

On April 17, 2018, QHY Water Solutions incorporated QHY New Zealand LLC (the “QHY NZ”) under the law of the State of Nevada as a Limited Liability Company. QHY NZ is 51% owned by QHY Water Solutions, and 49% owned by a third party.

Credit Loan Agreement

On May 1, 2018, PBG Water Solutions and Yakun International, entered into a Credit Loan Agreement with a 20.8% shareholder of Yakun International (the “Lender”). The Lender had provided operating capital to PBG Water Solutions since its inception. Pursuant to the Credit Loan Agreement, the Lender will provide a loan of $500,000 to the Company for 2 years with 10% annual interest which shall be applied from the date of the Credit Loan Agreement. In compensation for the loan, the Company issued to the Lender a 3-year cashless warrant, which entitles the Lender to purchase 50 million (50,000,000) shares of the Company’s common stock at an exercise price of $0.01. The warrant cannot be exercised before April 1, 2019, and shall be void and non-exercisable if the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year.

Increase in Authorized Number of Shares and Issuance of Common Stocks

In April 2018, the Company increased its authorized common stock from 70 million to 1 billion shares. The Company issued 46,839,439 shares of common stock and 19,000 shares of Series A Convertible Preferred Stock to the shareholders of PBG Water Solutions pursuant to PBG SEA. The 19,000 shares of Series A Convertible Preferred Stock were converted into 19,000,000 shares of common stock upon increase in the number of shares of authorized common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Registration Statement on Form 10 filed on May 14, 2018 (“Form 10 Registration Statement”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our Item 1A of our Form 10 Registration Statement that could cause actual results to differ materially from those anticipated in these forward-looking statements.

PBG was organized in August 2016 to explore the market in the United States for wastewater treatment solutions and subsequently expanded its focus to markets outside the United States. On April 3, 2017, PBG entered into a License Agreement with Beijing QHY Environment S&T Co. Ltd., a corporation organized under the laws of the People’s Republic of China, pursuant to which PBG was granted the exclusive right to 21 patents and related technologies related to wastewater treatment solutions. The License was amended in June 2017.

To date, PBG has not been adequately capitalized and has relied upon loans from its principal shareholders to pay its expenses. The ability of the Company to continue as a going concern is dependent on the Company’s obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

PBG intends to seek to raise the necessary capital to recruit the personnel necessary to commence operations in the United States and internationally and to begin performing under such contracts as it may be granted. Its revenues will be determined by the prices negotiated with those parties that choose to employ its water treatment facilities and further, will be determined by the scope of the products and services agreed to be provided. The Company’s expenses will be determined principally by the costs incurred in performing under any contract, and the amount devoted to expenses related to being a public company, such as accounting and legal expenses.

There can be no assurance that the Company will be able to enter into contracts for the use of its systems or that it will be able to perform its obligations under such contracts on a profitable basis.

During the next 12 months, we anticipate incurring costs for sales and marketing efforts, costs related to initial performance under any contract entered into and costs incurred to file Exchange Act reports. We believe we will be able to meet these costs through amounts, as necessary, to be loaned by or invested in us by our principal stockholders or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, except for a credit loan agreement we entered with a 20.8% shareholder for $500,000 on May 1, 2018 and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds may have a severe negative impact on our ability to become a viable company.

Results of Operations

Three Months Ended March 31, 2018 as compared to Three Months Ended March 31, 2017

PBG was organized in August 2016. During the remainder of 2016, all of 2017 and since January 1, 2018 its activities were limited to the exploration of the markets for wastewater treatment within and outside the United States. The Company sold no products and performed no services during such period and consequently, generated no revenues. The expenses incurred primarily related to those costs and expenses incurred by its representatives in exploring the market, and meeting with prospective customers and employees to determine their interest in using the products available pursuant to the License Agreement or working for the Company, and professional fees incurred in connection with the Company’s organization and initial activities.

Total operating expenses were $28,763 and $15,497 for the three months ended March 31, 2018 and 2017, respectively. The increase in operating expenses for the three months ended March 31, 2018 reflects a substantial increase in the level of the Company’s exploratory activities in the 2018 period as compared to the comparable three month period in 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of March 31, 2018 and December 31, 2017, we had $0 in cash. We have not generated revenues to fund our operating expenses since formation and have had to rely upon contributions from our stockholders. We need to obtain financing to commence operations and satisfy our cash needs for the next 12 months. In all likelihood, for the foreseeable future, we will remain dependent upon our management and stockholders to fund our cash needs.

In May 2018, we entered into a Credit Loan Agreement with Dragon & Tiger Holding Limited (“D&T”), one of our shareholders, which is controlled by Roy Teng, one of our directors. Pursuant to the agreement, D&T has agreed to lend us up to $500,000. All amounts borrowed are to bear interest at the rate of 10% per annum. Accrued interest through the end of 2018 and 2019 is to be paid no later than 90 days after the end of each year. All amounts borrowed are to be repaid in full on or before May 1, 2020. In addition to interest, D&T was issued three-year warrants to purchase 50,000,000 shares of our common stock at a price of $0.01 per share. The warrants cannot be exercised before April 1, 2019, and shall be void and non-exercisable if the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. To date, D&T has advanced an aggregate of $199,721.

The following table summarizes the Company’s cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(36,992)	$(15,497)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	36,992	15,497
Net increase in cash and cash equivalents	$-	$-

Going Concern Consideration

The Company’s unaudited financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Successful completion of the Company’s engagement in water solutions business and its transition to attaining profitable operations, is dependent upon obtaining additional financing. The Company plans to improve its future liquidity by obtaining additional financing through the issuance of financial instruments such as equity and warrants or through credit loans. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Use of estimates

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

Income Taxes

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As part of the process of preparing financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. The Company accounts for income taxes using the assets and liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end. Deferred tax assets and liabilities are measured using enacted tax rates applicable for the differences that are expected to affect taxable income.

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of March 31, 2018 and 2017, the Company did not have any uncertain tax positions.

Functional currency and foreign currency translation and transactions

The Company’s functional and reporting currency is the U.S. dollar (“US$”). Transactions denominated in currencies other than the functional currency are translated into prevailing functional currency at the exchange rates prevailing at the late date of the months the transactions occurred. The Company had no monetary assets and liabilities denominated in foreign currencies at the balance sheet dates.

Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or significant influence, such as a family member or relative, stockholder, or a related corporation.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion. The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures – Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO have concluded that at March 31, 2018 our disclosure controls and procedures were not effective due to the limited number of personnel we have in our organization, which does not allow sufficient segregation of various accounting duties, and the lack of familiarity of such personnel with Generally Accepted Accounting Principles. We believe our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations – Our management, including our Chief Executive Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our three month period ended March 31, 2018, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

Reference is made to the risks and uncertainties disclosed in Item 1A of our Form 10 Registration Statement, which is incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our Form 10 Registration Statement, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously disclosed in our Form 10 Registration Statement, we have not issued any unregistered equity securities since January 1, 2018.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS

Exhibit No.	Description
2.1	Exchange Agreement (incorporated herein by reference to Exhibit 2.2 to Form 10 Registration Statement)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A Amendment No. 1 filed February 29, 2008).
3.2	Certificate of Amendment to Articles of Incorporation changing the name of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K filed March 30, 2012).
3.3	Certificate of Amendment to Articles of Incorporation increasing the number of authorized shares of capital stock.
3.4	Certificate of Designation authorizing the issuance of Series A Preferred Stock.
3.5	Amended and Restated By Laws Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Report on Form 10-K filed March 30, 2012).
10.1	License and Requirement Supply Agreement among PBG Water Solutions International, Inc., Beijing QHY Environment S & T Co. Ltd. and Mao Xu (incorporated herein by reference to Exhibit 10.1 to Form 10 Registration Statement).
10.2	Amendment to License and Supply Agreement PBG Water Solutions International, Inc., Beijing QHY Environment S & T Co. Ltd. and Mao Xu (incorporated herein by reference to Exhibit 10.2 to Form 10 Registration Statement).
10.3	Credit Loan Agreement PBG Water Solutions International, Inc., the Registrant and Dragon & Tiger Holding Limited (incorporated herein by reference to Exhibit 10.3 to Form 10 Registration Statement).
10.4	Warrant issued to Dragon & Tiger Holding Limited (incorporated herein by reference to Exhibit 10.4 to Form 10 Registration Statement).
31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of Exchange Act.
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 8, 2018.

Yakun International Holding and Investment Group

By:	/s/ Mao Xu
Mao Xu
President, Chief Executive Officer
(principal executive and financial officer)

