Form 10-Q
period 2018-06-30
Yakun International Investment & Holding Group
filed 2018-08-09
CIK 1423723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  June 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

As of August 8, 2018, the registrant had outstanding 79,099,039 shares of common stock.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements as defined under the U.S. federal securities laws. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions identify forward looking statements, which generally are not historical in nature. Forward looking statements are subject to certain risks and uncertainties that could cause actual results to materially differ from the Company’s historical experience and its current expectations or projections indicated in any forward-looking statements. These risks include, but are not limited to, risks associated with beginning a new business, operating risks, risks associated with raising capital, dependence upon management and risks associated with recruiting personnel, our ability to develop our untested water treatment solutions and market acceptance thereof, compliance with environmental and other governmental regulations, competition with existing and future providers of water treatment solutions, as well as the other risks described in Item 1.A in our registration statement on Form 10 filed on May 14, 2018 and discussed in our future filings with the SEC. You should not place undue reliance on forward looking statements, which speak only as of the date they are made. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Given these uncertainties, you should not place undue reliance on forward-looking statements.

ii

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Yakun International Investment and Holding Group

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	June 30, 2018	December 31, 2017
ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	16,976	34,336
Total current liabilities	16,976	34,336

Long-term loan from a shareholder and interest payable	367,211	208,971
Total liabilities	384,187	324,307

Stockholders’ deficit
Preferred stock, 5,000,000 shares authorized, 0 shares outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 and 70,000,000 shares authorized, 79,099,039 and 13,259,600 shares issued and outstanding at June 30, 2018 and December 31, 2017	13,260	13,260
Additional paid in capital	4,503,149	(36,851)
Accumulated deficit	(4,900,315)	(219,716)
Total stockholders’ deficit – controlling interest	(383,906)	(243,307)
Non-controlling interest	(281)	-
Total shareholders’ deficit	(384,187)	(243,307)

Total liabilities and stockholders’ deficit	$-	$-

See notes to the unaudited consolidated financial statements

Yakun International Investment and Holding Group

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-
Cost of Revenue	-	-	-	-
Gross profit	-	-	-	-

Expenses
Listing fees	3,350	-	3,596	-
Professional fees	86,010	29,450	98,510	39,450
General and administrative	19,433	4,052	35,450	9,549
Total operating expenses	108,793	33,502	137,556	48,999

Other expenses
Interest expenses	3,324	-	3,324	-
Cost of issuing warrants for credit loan	4,540,000	-	4,540,000	-
Total other expenses	4,543,324	-	4,543,324	-

Net loss	$(4,652,117)	$(33,502)	$(4,680,880)	$(48,999)
Net loss attributable to non-controlling interest	281	-	281	-
Net loss attributable to controlling interest	(4,651,836)	(33,502)	(4,680,599)	(48,999)

Other comprehensive income	-	-	-	-
Total comprehensive income	$(4,651,836)	$(33,502)	$(4,680,599)	$(48,999)

Earnings per share – basic and diluted	$(0.351)	$(0.003)	$(0.353)	(0.004)
Weighted average number of shares outstanding – basic and diluted	13,259,600	13,259,600	13,259,600	13,259,600

See notes to the unaudited consolidated financial statements

Yakun International Investment and Holding Group

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

	Six Months ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(4,680,880)	$(48,999)
Interest expenses	3,324	-
Cost of issuing warrants for credit loan	4,540,000	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(54,861)	-
Net cash used in operating activities	(192,416)	(48,999)

Net cash provided by investing activities	-	-

Cash flows from financing activities
Cash proceeds from shareholder loan	192,416	48,999
Net cash provided by financing activities	192,416	48,999

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$-

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

Vast Glory was incorporated on February 26, 2009 in the British Virgin Islands (“BVI”), and through its wholly owned subsidiary HK Food Logistics, Limited (“HK Food”, incorporated under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong”, or “HK”) on June 28, 2010) and HK Food’s wholly owned subsidiary Changchun Yaqiao Business Consulting Co., Ltd. (“WFOE”, incorporated in China on October 28, 2010),  Vast Glory indirectly controlled Changchun Decens Foods Co., Ltd. (“Decens”).  Decens is located in Changchun City, Jilin Province, the People’s Republic of China (“PRC”).  It was established in September 2003 under the law of PRC and is principally engaged in the production of cakes and Chinese traditional foods which it distributes through its outlets and distribution network throughout Jilin Province. In December 2010, WFOE entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Decens and its shareholders (the “Decens Shareholders”). WFOE effectively assumed management of the business activities of Decens and had the right to appoint all executive and senior management and the members of the board of the directors of Decens.

On July 23, 2014, WFOE, Decens and Decens Shareholders entered into a Termination Agreement (the “Termination Agreement”) that all parties agreed to terminate all the VIE Agreements, and waived all interests or liabilities under the VIE Agreements. On the same day, the Company entered into a Share Transfer Agreement with a third party and sold all shares of Vast Glory for consideration of $1. In consequence of the agreements, Yakun International disposed of all of its operations, assets and liabilities, and became a dormant company.

In November 2017, Yakun International entered into a Share Exchange Agreement (the “PBG SEA”) with PBG Water Solutions International Inc. (the “PBG Water Solutions”) and its shareholders, pursuant to which Yakun International acquired 100% of the outstanding shares of PBG Water Solutions in exchange for 46,839,439 shares of common stock of the Company and 19,000 shares of Series A Convertible Preferred Stock (each Series A Convertible Preferred Stock is convertible into 1,000 shares of common stock) of the Company, which constituted approximately 83% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the acquisition pursuant to the PBG SEA. PBG Water Solutions was incorporated under the law of the State of Delaware on August 4, 2016, and in October 2017, it merged into a company with the same name incorporated under the law of the State of Nevada. On January 15, 2018, all parties to the SEA agreed to amend the original agreement and consummate the transaction forthwith. Shareholders of PBG Water solutions took control of Yakun International on the same date, and completed Yakun International’s registry of new officers and directors as of the issuance of these financial statements. PBG Water Solutions has not generated revenue as of today.

The transaction was accounted for as a “reverse acquisition” since, immediately following completion of the transaction, the shareholders of PBG Water Solutions effectively controlled the post-combination Company. For accounting purposes, PBG Water Solutions was deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of PBG Water Solutions (i.e., a capital transaction involving the issuance of shares by the Company for the shares of PBG Water Solutions). Accordingly, the consolidated assets, liabilities and results of operations of PBG Water Solutions and Yakun International became the historical financial statements of Yakun International and its subsidiaries, and the Company’s assets, liabilities and results of operations were consolidated with PBG Water Solutions beginning on the acquisition date. No step-up in basis or intangible assets or goodwill were recorded in this transaction.

On December 21, 2017, Yakun International incorporated QHY Water Solutions International Corp (the “QHY Water Solutions”) under the law of State of Nevada as its wholly owned subsidiary. On March 8, 2018, QHY Water Solutions incorporated QHY Environmental Science & Technologies Oceania Limited (the “QHY Oceania”) under the law of New Zealand. QHY Oceania is 51% owned by QHY Water Solutions, and 49% owned by a New Zealand company. On April 17, 2018, QHY Water Solutions incorporated QHY New Zealand LLC (the “QHY NZ”) under the law of the State of Nevada as a Limited Liability Company. QHY NZ is 51% owned by QHY Water Solutions, and 49% owned by a third party. Currently, QHY Water Solutions, QHY Oceania and QHY NZ have not generated any revenue.

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

The unaudited consolidated interim financial information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited consolidated interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10 filed on May 14, 2018.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2018, its consolidated results of operations for the three and six months ended June 30, 2018 and 2017, and its consolidated cash flows for the six months ended June 30, 2018 and 2017, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of June 30, 2018, the Company did not have any uncertain tax positions.

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

	Three months ended		Six months ended
Dilutive shares not included	June 30,		June 30,
in loss per share computation	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Warrants	50,000,000	-	50,000,000	-

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

(g)  Functional currency and foreign currency translation and transactions

The Company’s functional and reporting currency is the U.S. dollar (“US$”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the last date of the months the transactions occurred. The Company had no monetary assets and liabilities denominated in foreign currencies at the balance sheet dates.

(h)  Non-controlling Interests in Consolidated Financial Statements

Accounting guidance on non-controlling interests in consolidated financial statements requires that a non-controlling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the non-controlling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and non-controlling owners. Net loss attributable to the non-controlling interests totalled $281 for the three and six months ended June 30, 2018.

(i)  Recently issued accounting standards not yet adopted

The company does not expect the adoption of any recent accounting standards to have a material impact on its financial statements except for:

In February 2016, the FASB issued an ASU amending the accounting for leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on the company’s consolidated balance sheets. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The company plans to adopt this ASU beginning in the quarter ending March 31, 2019. The company is currently evaluating the impact on its consolidated financial statements, primarily to the consolidated balance sheets and related disclosures.

In February 2018, the FASB issued guidance to address the income tax accounting treatment of the tax effects within other comprehensive income due to the enactment of the Tax Cuts and Jobs Act (the “Act”). This guidance allows entities to elect to reclassify the tax effects of the change in the income tax rates from other comprehensive income to retained earnings. The guidance is effective for periods beginning after December 15, 2018 although early adoption is permitted.

In March 2018, the FASB issued ASU 2018-05: “Income Taxes (Topic 740)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. The amendments in this ASU add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. The Company is in the process of evaluating the impact of these amendments on its consolidated financial position and results of operations.

4. Related party transactions and balances

a) Related party transactions

	Three months ended		Six months ended
	June 30		June 30
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loan from a shareholder	$24,489	$33,502	$39,480	$48,999
Interest expense to a shareholder	3,324	$-	3,324	$
Fair value of warrants issued to a shareholder	4,540,000	-	4,540,000	-
Fee for professional services provided by related parties	84,260	-	93,760	10,000
License fee expense to a related party	12,500	-	25,000	-

b) Related party payables

	June 30, 2018	December 31, 2017
	(Unaudited)	(Unaudited)
Long-term loan from a shareholder	$210,951	$170,716
Interest payable to a shareholder	3,324	-
Payable to a related party for license fee	62,500	-
Professional fee payable to related parties	93,760	-

On May 1, 2018, PBG Water Solutions and Yakun International, entered into a Credit Loan Agreement with a 20.8% shareholder of Yakun International (the “Lender”). The Lender had provided operating capital to PBG Water Solutions since its inception, and to Yakun International since the consummation of PBG SEA. Pursuant to the Credit Loan Agreement, the Lender will provide a loan of $500,000 to the Company for 2 years with 10% annual interest which shall be applied from the date of the Credit Loan Agreement. In compensation for the loan credit, the Company issued to the Lender a 3-year cashless warrant, which entitles the Lender to purchase 50 million (50,000,000) shares of the Company’s common stock at an exercise price of $0.01. The warrant cannot be exercised before April 1, 2019, and shall be void and non-exercisable if the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. As of June 30, 2018 and December 31, 2017, the Lender has provided $210,951 and $170,716 to the Company, respectively. During the three and six months ended June 30, 2018, the Lender provided $24,489 and $39,480 to the Company, respectively. During the three and six months ended June 30, 2017, the Lender provided $33,502 and $48,999 to the Company, respectively. During the three and six months ended June 30, 2018, the Company recorded $3,324 interest expense incurred from the loan. During the three and six months ended June 30, 2018, the Company recorded $4,540,000 cost for issuing the warrant to the shareholder (see Note 5).

PBG Water Solutions’ sole director from inception to December 31, 2017 is an attorney and provided legal services to PBG Water Solutions during the six months ended June 30, 2017 with a service fee of $10,000. During the three and six months ended June 30, 2018, service of $55,760 was provided.

In February 2018, PBG Water Solutions entered into a financial advisory agreement with Rebus Capital Group (the “Rebus”), an entity affiliated with a shareholder of the Company, pursuant to which PBG Water Solutions will pay Rebus $30,000 per quarter. The agreement has a term of five years from March 2018 but is cancellable by either party on sixty days’ notice. The service fee for the first 3 months was waived by Rebus. Professional service expense related to this agreement was $28,500 and $38,000 for the three and six months ended June 30, 2018, respectively.

In April 2017, PBG Water Solutions entered into a License and Supply Agreement with an individual shareholder who owned 50% of PBG Water Solutions’ common stock and the shareholder’s majority owned company Beijing QHY Environment S & T Co., Ltd. (Beijing QHY). Pursuant to the License and Supply Agreement and its Amendment entered into in June 2017, the individual shareholder and Beijing QHY (the “Licensor”) granted PBG the exclusive use of 21 patents in any area outside the People’s Republic of China (the “PRC”) for 20 years. A one-time fee of $1 million shall be paid before December 31, 2021, and royalties of 1% of the net revenue received by PBG from the sale, license or other distribution of the licensed products shall be paid annually. In addition, the Licensor shall supply PBG Water Solutions licensed products at prices agreed upon from time to time by the Licensor and PBG Water Solutions. The Company and PBG Water Solutions didn’t generate any net revenue from or make any purchases of licensed products during the three and six months ended June 30, 2018. The Company recorded a $12,500 and $25,000 license fee expense for the three and six months ended June 30, 2018, respectively and made no payment of license fees as of June 30, 2018. The shareholder/licensor owns 41.6% of the Company’s common stocks after giving effect to the PBG SEA.

5. Common stock and warrants

Common stock

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

Warrants

On May 1, 2018, the Company issued warrants to a shareholder pursuant to the Credit Loan Agreement (See Note 4). The warrants issued by the Company are classified as equity. The fair value of the warrants was recorded as additional-paid-in-capital, and no further adjustments are made.

The fair value of the stock warrants granted was estimated at $4,540,000 on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $ 0.01 per share, average risk-free interest rate of 2.66%, expected dividend yield of zero, expected lives of 3 years and an average expected volatility of 35%.

A summary of the status of the Company’s warrants as of June 30, 2018 is presented below:

Number of
warrants
Warrants as at December 31, 2017	-
Warrants granted	50,000,000
Exercised, forfeited or expired	-
Outstanding at June 30, 2018	50,000,000
Exercisable at June 30, 2018	-

The following table summarizes information about the Company’s warrants as of June 30, 2018:

	Warrants outstanding			Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$0.01	50,000,000	3	$0.01	0	$0.01

6. Income taxes

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because it has experienced operating losses. When it is more likely than not that a tax asset cannot be realized through future income, the Company must allow for this future tax benefit. The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the six-months ended June 30, 2018, or during the prior three years applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns have been appropriately filed by the Company.

Income tax provision at the federal statutory rate	21%
Effect of operating losses	(21)%
-%

Net deferred tax assets consist of the following:

	June 30, 2018	December 31, 2017
	(Unaudited)	(Unaudited)
Net operating loss carry forward	$75,666	$46,140
Valuation allowance	(75,666)	(46,140)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	Three months ended		Six months ended
	June 30		June 30
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax at statutory rate (21%)	$23,545	$13,544	$29,585	$10,290
Increase in valuation allowance	(23,545)	(13,544)	(29,585)	(10,290)
Income tax expenses	$-	$-	$-	$-

The Company did not pay any income taxes during the three and six months ended June 30, 2018 or 2017.

7. Subsequent events

In accordance with FASB standards, the Company evaluated subsequent events through the date it filed this report with the Securities and Exchange Commission (“SEC”) and no subsequent events occurred that required disclosure in the accompanying consolidated financial statements except for the following.

On July 31, 2018, the Company filed an amendment to articles of incorporation changing its corporate name to QHY Group. The amendment is to become effective August 31, 2018, provided that prior to that date the Company has obtained approval from FINRA.

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

PBG Water Solutions International Inc. (“PBG”) was organized in August 2016 to explore the market in the United States for wastewater treatment solutions and subsequently expanded its focus to markets outside the United States. On April 3, 2017, PBG entered into a License Agreement with Beijing QHY Environment S&T Co. Ltd., a corporation organized under the laws of the People’s Republic of China, pursuant to which PBG was granted the exclusive right to 21 patents and related technologies related to wastewater treatment solutions. The License was amended in June 2017.

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

Our 51% subsidiary QHY Environmental Science & Technologies Oceania Limited (the “QHY Oceania”) entered into a Memorandum of Understanding on Wastewater Treatment Cooperation (the “MOU”) on July 10, 2018 with Open Country Dairy Limited (the “Open Country”), a representative company of the New Zealand Dairy industry and the second largest global exporter of premium Whole Milk Powders. Open Country’s dairy products are valued for their quality around the world by producers of fine food and beverages. Headquartered in Auckland, it has 3 production locations over New Zealand. It uses around 146 million liters of fresh milk collected from local dairy farms to provide around 155,000 tons of dairy products to the world annually, including milk fats, milk powders, milk proteins and cheeses. Pursuant to the MOU, QHY Oceania will install and run a pilot wastewater treatment plant (“WWTP”) with capacity of treating influent 500 m3 per day in one of Open Country’s locations for one month. The WWTP is expected to be operational by the end of September 2018, and the trial run period will end no later than October 30, 2018. Success of the pilot plant shall form a base for QHY Oceania and Open Country to enter into a purchase agreement for a larger capacity processing plant.

There can be no assurance that the Company will be able to enter into contracts for the use of its systems or that it will be able to perform its obligations under such contracts on a profitable basis.

During the next 12 months, we anticipate incurring costs for sales and marketing efforts, costs related to initial performance under any contract entered into and costs incurred to file Exchange Act reports. We believe we will be able to meet these costs through amounts, as necessary, to be loaned by or invested in us by our principal stockholders or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, except for a credit loan agreement we entered with a 20.8% shareholder for $500,000 on May 1, 2018, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds may have a severe negative impact on our ability to become a viable company.

Results of Operations

Three and Six Months Ended June 30, 2018 as compared to Three Months Ended June 30, 2017

PBG was organized in August 2016. During the remainder of 2016, all of 2017 and since January 1, 2018 its activities were limited to the exploration of the markets for wastewater treatment within and outside the United States. The Company sold no products and performed no services during such period and consequently, generated no revenues. The expenses incurred primarily related to those costs and expenses incurred by its representatives in exploring the market, and meeting with prospective customers and employees to determine their interest in using the products available pursuant to the License Agreement or working for the Company, and professional fees incurred in connection with the Company’s organization, initial activities, and fees and costs related to being a listed company since the PBG Share Exchange with Yakun International.

Total operating expenses were $108,793 and $33,502 for the three months ended June 30, 2018 and 2017, respectively. Total operating expenses were $137,556 and $48,999 for the six months ended June 30, 2018 and 2017, respectively. The increase in operating expenses for the three and six months ended June 30, 2018 reflects a substantial increase in the level of the Company’s market exploratory activities in the 2018 period as compared to the comparable three-month period in 2017. The execution of the MOU with Open Country was a result of the Company’s exploratory efforts.

During the three and six months ended June 30, 2018, we incurred $3,324 interest expense and $4,540,000 for issuing warrant to a 20.8% shareholder for a 2-year $500,000 credit loan. This shareholder provided loans without any interest since the inception of PBG for its operations and to Yakun International since the PBG Share Exchange.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of June 30, 2018 and December 31, 2017, we had $0 in cash. We have not generated revenues to fund our operating expenses since formation and have had to rely upon contributions from our stockholders. We need to obtain financing to commence operations and satisfy our cash needs for the next 12 months. In all likelihood, for the foreseeable future, we will remain dependent upon our management and stockholders to fund our cash needs.

In May 2018, we entered into a Credit Loan Agreement with Dragon & Tiger Holding Limited (“D&T”), one of our shareholders, which is controlled by Roy Teng, one of our directors. Pursuant to the agreement, D&T has agreed to lend us up to $500,000. All amounts borrowed are to bear interest at the rate of 10% per annum. Accrued interest through the end of 2018 and 2019 is to be paid no later than 90 days after the end of each year. All amounts borrowed are to be repaid in full on or before May 1, 2020. In addition to interest, D&T was issued three-year warrants to purchase 50,000,000 shares of our common stock at a price of $0.01 per share. The warrants cannot be exercised before April 1, 2019, and shall be void and non-exercisable if the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. To date, D&T has advanced an aggregate of $210,951.

The following table summarizes the Company’s cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(192,416)	$(48,999)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	192,416	48,999
Net increase in cash and cash equivalents	$-	$-

Going Concern Consideration

Our unaudited financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our Company has not yet established an ongoing source of revenues sufficient to cover operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable and generate positive cash flow from operations. If we are unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, we will need, among other things, additional capital resources. Successful completion of our engagement in the water solutions business and a transition to attaining profitable operations, is dependent upon obtaining additional financing. We plan to improve our future liquidity by obtaining additional financing through the issuance of financial instruments such as equity and warrants or through credit loans. Additional financing may not be available on acceptable terms or at all. The issuance of additional equity securities to raise funds, will cause the ownership percentage of existing stockholders to be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Income Taxes

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As part of the process of preparing financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes using the assets and liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end. Deferred tax assets and liabilities are measured using enacted tax rates applicable for the differences that are expected to affect taxable income.

We use a more likely than not threshold and a two-step approach for assessing our tax positions and financial statement recognition. Under the two-step approach, the first step is to evaluate a tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of June 30, 2018, we did not have any uncertain tax positions.

Share Based Expenses

FASB ASC 718 “Compensation - Stock Compensation” prescribes accounting and reporting standards for all stock-based payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, and may be classified as either equity or liabilities. We determine if a present obligation to settle a share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity. We account for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

Functional currency and foreign currency translation and transactions

Our functional and reporting currency is the U.S. dollar (“US$”). Transactions denominated in currencies other than the functional currency are translated into our functional currency at the exchange rates prevailing at the last date of the months the transactions occurred. We had no monetary assets and liabilities denominated in foreign currencies at the balance sheet dates.

Non-controlling Interests in Consolidated Financial Statements

Accounting guidance on non-controlling interests in consolidated financial statements requires that a non-controlling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the non-controlling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and non-controlling owners. Net loss attributable to the non-controlling interests totaling $281 for the three and six months ended June 30, 2018.

Recently issued accounting standards not yet adopted

We do not expect the adoption of any recent accounting standards to have a material impact on our financial statements.

In February 2016, the FASB issued an ASU amending the accounting for leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on our consolidated balance sheets. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt this ASU beginning in the quarter ending April 30, 2019. We are currently evaluating the impact on our consolidated financial statements, primarily to the consolidated balance sheets and related disclosures.

In February 2018, the FASB issued guidance to address the income tax accounting treatment of the tax effects within other comprehensive income due to the enactment of the Tax Cuts and Jobs Act (the “Act”). This guidance allows entities to elect to reclassify the tax effects of the change in the income tax rates from other comprehensive income to retained earnings. The guidance is effective for periods beginning after December 15, 2018 although early adoption is permitted.

In March 2018, the FASB issued ASU 2018-05: “Income Taxes (Topic 740)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. The amendments in this ASU add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. We are in the process of evaluating the impact of these amendments on our consolidated financial position and results of operations.

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

Based on this evaluation, our CEO, who is also our Chief Accounting Officer, concluded that at June 30, 2018 our disclosure controls and procedures were not effective due to the limited number of personnel we have in our organization, which does not allow sufficient segregation of various accounting duties, and the lack of familiarity of such personnel with Generally Accepted Accounting Principles. We believe our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our six month period ended June 30, 2018, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

Reference is made to the risks and uncertainties disclosed in Item 1A of our Form 10 Registration Statement, which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our Form 10 Registration Statement, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously disclosed in our Form 10 Registration Statement, we have not issued any unregistered equity securities since January 1, 2018.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

On July 31, 2018, we filed an amendment to our articles of incorporation changing our corporate name to QHY Group. The amendment is to become effective August 31, 2018, provided that prior to that date we have obtained approval from FINRA.

ITEM 6.  EXHIBITS

Exhibit No.	Description
2.1	Exchange Agreement (incorporated herein by reference to Exhibit 2.2 to Form 10 Registration Statement)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A Amendment No. 1 filed February 29, 2008).
3.2	Certificate of Amendment to Articles of Incorporation changing the name of the Registrant to Yakun International Investment and Holding Group (incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K filed March 30, 2012).
3.3	Certificate of Amendment to Articles of Incorporation increasing the number of authorized shares of capital stock.
3.4	Certificate of Designation authorizing the issuance of Series A Preferred Stock.
3.5	Certificate of Amendment to Articles of Incorporation changing the name of the Registrant to QHY Group, effective August 31, 2018, provided prior to that date approval has been obtained from FINRA.
3.6	Amended and Restated By Laws Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Report on Form 10-K filed March 30, 2012).
10.1	License and Requirement Supply Agreement among PBG Water Solutions International, Inc., Beijing QHY Environment S & T Co. Ltd. and Mao Xu (incorporated herein by reference to Exhibit 10.1 to Form 10 Registration Statement).
10.2	Amendment to License and Supply Agreement PBG Water Solutions International, Inc., Beijing QHY Environment S & T Co. Ltd. and Mao Xu (incorporated herein by reference to Exhibit 10.2 to Form 10 Registration Statement).
10.3	Credit Loan Agreement PBG Water Solutions International, Inc., the Registrant and Dragon & Tiger Holding Limited (incorporated herein by reference to Exhibit 10.3 to Form 10 Registration Statement).
10.4	Warrant issued to Dragon & Tiger Holding Limited (incorporated herein by reference to Exhibit 10.4 to Form 10 Registration Statement).
31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of Exchange Act.
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2018.

Yakun International Holding and Investment Group

By:	/s/ Mao Xu
Mao Xu
President, Chief Executive Officer
(principal executive and financial officer)

