Form 10-Q
period 2018-09-30
QHY GROUP
filed 2018-10-26
CIK 1423723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  September 30, 2018

Commission File Number 000-55933

QHY GROUP

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

As of October 19, 2018, the registrant had outstanding 79,099,039 shares of common stock.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements as defined under the U.S. federal securities laws. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions identify forward looking statements, which generally are not historical in nature. Forward looking statements are subject to certain risks and uncertainties that could cause actual results to materially differ from the Company’s historical experience and its current expectations or projections indicated in any forward-looking statements. These risks include, but are not limited to, risks associated with beginning a new business, operating risks, risks associated with raising capital, dependence upon management and risks associated with recruiting personnel, our ability to develop our untested water treatment solutions and market acceptance thereof, compliance with environmental and other governmental regulations, competition with existing and future providers of water treatment solutions, as well as the other risks described in Item 1.A in our registration statement on Form 10/A filed on September 12, 2018 and discussed in our future filings with the SEC. You should not place undue reliance on forward looking statements, which speak only as of the date they are made. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Given these uncertainties, you should not place undue reliance on forward-looking statements.

Except where the context otherwise requires and for the purposes of this report only “Company,” “we,” “us,” and “our” refer to the business of (i) PBG Water Solutions International Inc. for periods ending on or prior to the consummation in January 2018 of the Share Exchange Agreement between us and the shareholders of PBG and (ii) the combined businesses of us and PBG from and after the consummation of the Share Exchange Agreement.

ii

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

QHY Group

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash	$161	$-
Total assets	161	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	14,306	11,500
Due to a shareholder	-	208,216
Total current liabilities	14,306	219,716

Long-term loan from a shareholder and interest payable	467,927	-
Total liabilities	482,233	219,716

Stockholders’ deficit
Preferred stock, 5,000,000 shares authorized, 0 shares outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 and 70,000,000 shares authorized, 79,099,039 and 13,259,600 shares issued and outstanding at September 30, 2018 and December 31, 2017	13,260	13,260
Additional paid in capital	4,503,149	(36,851)
Accumulated deficit	(4,998,200)	(196,125)
Total stockholders’ deficit – controlling interest	(481,791)	(219,716)
Non-controlling interest	(281)	-
Total shareholders’ deficit	(482,072)	(219,716)

Total liabilities and stockholders’ deficit	$161	$-

See notes to the unaudited consolidated financial statements

QHY Group

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-
Cost of Revenue	-	-	-	-
Gross profit	-	-	-	-

Expenses
Listing fees	7,132	-	10,728	-
Professional fees	70,094	105,902	168,604	145,352
General and administrative	15,323	5,499	50,773	15,048
Total operating expenses	92,549	111,401	230,105	160,400

Other expenses
Interest expenses	5,336	-	8,660	-
Cost of issuing warrants for credit loan	-	-	4,540,000	-
Total other expenses	5,336	-	4,548,660	-

Net loss	$(97,885)	$(111,401)	$(4,778,765)	$(160,400)
Net loss attributable to non-controlling interest	-	-	281	-
Net loss attributable to controlling interest	(97,885)	(111,401)	(4,778,484)	(160,400)

Other comprehensive income	-	-	-	-
Total comprehensive income	$(97,885)	$(111,401)	$(4,778,484)	$(160,400)

Earnings per share – basic and diluted	$(0.001)	$(0.008)	$(0.063)	(0.012)
Weighted average number of shares outstanding – basic and diluted	79,099,039	13,259,600	75,481,487	13,259,600

See notes to the unaudited consolidated financial statements

QHY Group

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

	Nine Months ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(4,778,765)	$(160,400)
Interest expenses	8,660	-
Cost of issuing warrants for credit loan	4,540,000	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(57,531)	-
Net cash used in operating activities	(287,636)	(160,400)

Net cash provided by investing activities	-	-

Cash flows from financing activities
Cash proceeds from shareholder loan	287,797	160,400
Net cash provided by financing activities	287,797	160,400

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$161	$-

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$-

See notes to the unaudited consolidated financial statements

QHY Group

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

1. Organization and principal activities

QHY Group (the “Company”, or “we”) formerly named Yakun International Investment and Holding Group (“Yakun International”) was incorporated under the laws of the State of Nevada on October 16, 2007. Prior to the acquisition of Vast Glory Holdings Limited (“Vast Glory”) on September 13, 2011, the Company was a development stage company that had not generated any revenue from operations and maintained no essential assets since inception.

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

On July 23, 2014, the Company entered into a Share Transfer Agreement with a third party and sold all shares of Vast Glory for consideration of $1. In consequence of the agreements, Yakun International disposed of all of its operations, assets and liabilities, and became a dormant company.

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

On July 31, 2018, the Company filed an amendment to articles of incorporation changing its corporate name to QHY Group. The amendment became effective August 31, 2018.

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

The unaudited consolidated interim financial information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited consolidated interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10/A filed on September 12, 2018.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2018, its consolidated results of operations for the three and nine months ended September 30, 2018 and 2017, and its consolidated cash flows for the nine months ended September 30, 2018 and 2017, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The consolidated interim financial statements include the financial statements of all the subsidiaries of the Company. All accounts and balances between the Company and its subsidiaries have been eliminated upon consolidation.

(b) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of September 30, 2018, the Company did not have any uncertain tax positions.

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

	Three months ended		Nine months ended
Dilutive shares not included	September 30,		September 30,
in loss per share computation	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Warrants	50,000,000	-	50,000,000	-

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

(h)  Non-controlling Interests in Consolidated Financial Statements

Accounting guidance on non-controlling interests in consolidated financial statements requires that a non-controlling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the non-controlling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and non-controlling owners. Net loss attributable to the non-controlling interests totaled $281 for the three and nine months ended September 30, 2018.

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

4. Related party transactions and balances

a) Related party transactions

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loan from a shareholder	$55,267	$111,401	$94,747	$160,400
Interest expense to a shareholder	5,336	-	8,660	-
Fair value of warrants issued to a shareholder	4,540,000	-	4,540,000	-
Fee for professional services provided by related parties	74,290	145,352	168,050	155,352
License fee expense to a related party	12,500	-	37,500	-

b) Related party payables

	September 30, 2018	December 31, 2017
	(Unaudited)	(Unaudited)
Long-term loan from a shareholder	$266,218	$-
Payable to a shareholder	-	170,716
Interest payable to a shareholder	8,660	-
Payable to a related party for license fee	75,000	37,500
Professional fee payable to related parties	118,050	-

On May 1, 2018, PBG Water Solutions and Yakun International (subsequently renamed to “QHY Group”), entered into a Credit Loan Agreement with a 20.8% shareholder of QHY Group (the “Lender”). The Lender had provided operating capital to PBG Water Solutions since its inception, and to the Company since the consummation of PBG SEA. Pursuant to the Credit Loan Agreement, the Lender will provide a loan of $500,000 to the Company for 2 years with 10% annual interest which shall be applied from the date of the Credit Loan Agreement. In compensation for the loan credit, the Company issued to the Lender a 3-year cashless warrant, which entitles the Lender to purchase 50 million (50,000,000) shares of the Company’s common stock at an exercise price of $0.01. The warrant cannot be exercised before April 1, 2019, and shall be void and non-exercisable if the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. As of September 30, 2018 and December 31, 2017, the Lender has provided $266,218 and $170,716 to the Company, respectively. During the three and nine months ended September 30, 2018, the Lender provided $55,267 and $94,747 to the Company and PBG Water Solutions, respectively. During the three and nine months ended September 30, 2017, the Lender provided $160,400 and $111,401 to PBG Water Solutions, respectively. During the three and nine months ended September 30, 2018, the Company recorded $5,336 and $8,660 interest expenses incurred from the loan. During the nine months ended September 30, 2018, the Company recorded $4,540,000 cost for issuing the warrant to the shareholder (see Note 5).

PBG Water Solutions’ sole director from inception to December 31, 2017 is an attorney and provided legal services to PBG Water Solutions during the three and nine months ended September 30, 2017 with a service fee of $145,352 and $155,352, respectively. During the three and nine months ended September 30, 2018, service of $45,790 and $101,550 was provided, respectively.

In February 2018, PBG Water Solutions entered into a financial advisory agreement with Rebus Capital Group (the “Rebus”), an entity affiliated with a shareholder of the Company, pursuant to which PBG Water Solutions will pay Rebus $30,000 per quarter. The agreement has a term of five years from March 2018 but is cancellable by either party on sixty days’ notice. The service fee for the first 3 months was waived by Rebus. Professional service expense related to this agreement was $28,500 and $66,500 for the three and nine months ended September 30, 2018, respectively.

In April 2017, PBG Water Solutions entered into a License and Supply Agreement with an individual shareholder who owned 50% of PBG Water Solutions’ common stock and the shareholder’s majority owned company Beijing QHY Environment S & T Co., Ltd. (Beijing QHY). Pursuant to the License and Supply Agreement and its Amendment entered into in June 2017, the individual shareholder and Beijing QHY (the “Licensor”) granted PBG the exclusive use of 21 patents in any area outside the People’s Republic of China (the “PRC”) for 20 years. A one-time fee of $1 million shall be paid before December 31, 2021, and royalties of 1% of the net revenue received by PBG from the sale, license or other distribution of the licensed products shall be paid annually. In addition, the Licensor shall supply PBG Water Solutions licensed products at prices agreed upon from time to time by the Licensor and PBG Water Solutions. The Company and PBG Water Solutions didn’t generate any net revenue from or make any purchases of licensed products during the three and nine months ended September 30, 2018. The Company recorded a $12,500 and $37,500 license fee expense for the three and nine months ended September 30, 2018, respectively and made no payment of license fees as of September 30, 2018. The shareholder/licensor owns 41.6% of the Company’s common stocks after giving effect to the PBG SEA.

5. Stockholder’s equity

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

A summary of the status of the Company’s warrants as of September 30, 2018 is presented below:

Number of
warrants
Warrants as at December 31, 2017	-
Warrants granted	50,000,000
Exercised, forfeited or expired	-
Outstanding at September 30, 2018	50,000,000
Exercisable at September 30, 2018	-

The following table summarizes information about the Company’s warrants as of September 30, 2018:

	Warrants outstanding			Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$0.01	50,000,000	3	$0.01	0	$0.01

Equity Incentive Plan

In July 2018, we adopted the 2018 Equity Incentive Plan (the “2018 Plan”) which provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards and performance awards. The maximum aggregate number of shares that may be subject to awards under the 2018 Plan is 10,000,000.

Following is a reconciliation of the shares available to be issued under the 2018 Plan as of September 30, 2018:

Shares Available for Grant
Balance as of July 31, 2018	10,000,000
Stock awards granted	-
Stock awards forfeited	-

Balance as of September 30, 2018	10,000,000

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the nine-months ended September 30, 2018, or during the prior three years applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns have been appropriately filed by the Company.

Income tax provision at the federal statutory rate	21%
Effect of operating losses	(21)%
-%

Net deferred tax assets consist of the following:

	September 30, 2018	December 31, 2017
	(Unaudited)
Net operating loss carry forward	$96,222	$46,140
Valuation allowance	(96,222)	(46,140)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax at statutory rate (21%)	$20,556	$23,394	$50,141	$33,684
Increase in valuation allowance	(20,556)	(23,394)	(50,141)	(33,684)
Income tax expenses	$-	$-	$-	$-

The Company did not pay any income taxes during the three and nine months ended September 30, 2018 or 2017.

7. Subsequent events

In accordance with FASB standards, the Company evaluated subsequent events through the date it filed this report with the Securities and Exchange Commission (“SEC”) and no subsequent events occurred that required disclosure in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Registration Statement on Form 10/A filed on September 12, 2018, as amended (“Form 10 Registration Statement”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in Item 1A of our Form 10 Registration Statement that could cause actual results to differ materially from those anticipated in these forward-looking statements.

PBG Water Solutions International Inc. (“PBG”) was organized in August 2016 to explore the market in the United States for wastewater treatment solutions and subsequently expanded its focus to markets outside the United States. In November 2017, we, now known as QHY Group (f/k/a “Yakun International Investment & Holding Group”) entered into a Share Exchange Agreement (the “PBG SEA”) with PBG and its shareholders, pursuant to which we acquired 100% of the outstanding shares of PBG in exchange for 46,839,439 shares of our common stock and 19,000 shares of our Series A Convertible Preferred Stock (each Series A Convertible Preferred Stock has been converted into 1,000 shares of our common stock), which constituted approximately 83% of QHY Group’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the PBG SEA. Except where the context otherwise requires the “Company,” “we,” “us,” and “our” refer to the business of (i) PBG for periods ending on or prior to the consummation in January 2018 of the PBG SEA and (ii) the combined businesses of us and PBG from and after the consummation of the PBG SEA.

On April 3, 2017, we entered into a License Agreement with Beijing QHY Environment S&T Co. Ltd., a corporation organized under the laws of the People’s Republic of China, pursuant to which we were granted the exclusive right to 21 patents and related technologies related to wastewater treatment solutions. The License was amended in June 2017.

To date, we have not been adequately capitalized and have relied upon loans from our principal shareholders to pay expenses. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become cash flow positive. If we are unable to obtain adequate capital, we could be forced to cease operations.

We intend to seek to raise the necessary capital to recruit the personnel necessary to commence operations in the United States and internationally, and to begin performing under such contracts as we may be granted. Our revenues will be determined by the prices negotiated with those parties that choose to employ our water treatment facilities and further, will be determined by the scope of the products and services agreed to be provided. Our expenses will be determined principally by the costs incurred in performing under any contract, and the amount devoted to expenses related to being a public company, such as accounting and legal expenses.

Our 51% subsidiary QHY Environmental Science & Technologies Oceania Limited (“QHY Oceania”) entered into a Memorandum of Understanding on Wastewater Treatment Cooperation (the “MOU”) on July 10, 2018 with Open Country Dairy Limited (the “Open Country”), a representative company of the New Zealand Dairy industry and the second largest global exporter of premium Whole Milk Powders. Open Country’s dairy products are valued for their quality around the world by producers of fine food and beverages. Headquartered in Auckland, it has 3 production locations over New Zealand. It uses around 146 million liters of fresh milk collected from local dairy farms to provide around 155,000 tons of dairy products to the world annually, including milk fats, milk powders, milk proteins and cheeses. Pursuant to the MOU, QHY Oceania will install and run a pilot wastewater treatment plant (“WWTP”) with capacity of treating influent 500 m3 per day in one of Open Country’s locations for one month. The WWTP is expected to be operational before the end of November 2018, and the trial run period is scheduled to end no later than December 31, 2018. Success of the pilot plant shall form a base for QHY Oceania and Open Country to enter into a purchase agreement for a larger capacity processing plant.

There can be no assurance that we will be able to enter into contracts for the use of our systems or that we will be able to perform under such contracts on a profitable basis.

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

Results of Operations

Three and Nine Months Ended September 30, 2018 as compared to Three and Nine Months Ended September 30, 2017

PBG was organized in August 2016. During the remainder of 2016, all of 2017 and since January 1, 2018 activities were limited to the exploration of the markets for wastewater treatment within and outside the United States. We sold no products and performed no services during such period other than in connection with the assembly and installation of a pilot wastewater treatment plant to be installed in Open Country’s facility in New Zealand, and consequently, generated no revenues. The expenses incurred primarily related to those costs and expenses incurred by in exploring the market, and meeting with prospective customers and employees to determine their interest in using the products available pursuant to the License Agreement, and professional fees incurred in connection with the Company’s organization, initial activities, and fees and costs related to being a listed company since the PBG Share Exchange.

Total operating expenses were $92,549 and $111,401 for the three months ended September 30, 2018 and 2017, respectively. The decrease of $18,852 operating expense was mainly because in the third fiscal quarter of year 2017, we incurred $105,902 in attorney’s fees, a large portion of which was incurred in connection with the PBG Share Exchange, while in the third quarter of year 2018, we only incurred attorney’s fee of $40,594. Other operating expenses including business development expenses, listing expenses, accountants’ fee, etc. increased substantially in the third quarter of year 2018 compared to that of year 2017 since we were a listed company in year 2018 as opposed to 2017 when we were private.

Total operating expenses were $230,105 and $160,400 for the nine months ended September 30, 2018 and 2017, respectively. The increase in operating expenses reflects a substantial increase in the level of the Company’s market exploratory activities in the 2018 period as compared to the comparable nine-month period in 2017. The execution of the MOU with Open Country was a result of the Company’s exploratory efforts.

During the three and nine months ended September 30, 2018, we incurred interest expense of $5,336 and $8,660, respectively, for the 2-year $500,000 loan from a 20.8% shareholder. In addition, during the second quarter of year 201 we incurred a $4,540,000 expense for issuing warrants to the shareholder in consideration for the credit loan. This shareholder has provided interest free loans since the inception of PBG and to QHY Group since the completion of the PBG Share Exchange.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of September 30, 2018 and December 31, 2017, we had $161 and $0 in cash, respectively. We have not generated revenues to fund our operating expenses since formation of PBG and have had to rely upon contributions from our stockholders. We need to obtain financing to commence operations and satisfy our cash needs for the next 12 months. In all likelihood, for the foreseeable future, we will remain dependent upon our management and stockholders to fund our cash needs.

In May 2018, we entered into a Credit Loan Agreement with Dragon & Tiger Holding Limited (“D&T”), one of our shareholders, which is controlled by Roy Teng, one of our directors. Pursuant to the agreement, D&T has agreed to lend us up to $500,000. All amounts borrowed are to bear interest at the rate of 10% per annum. Accrued interest through the end of 2018 and 2019 is to be paid no later than 90 days after the end of each year. All amounts borrowed are to be repaid in full on or before May 1, 2020. In addition to interest, D&T was issued three-year warrants to purchase 50,000,000 shares of our common stock at a price of $0.01 per share. The warrants cannot be exercised before April 1, 2019, and shall be void and non-exercisable if the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. To date, D&T has advanced an aggregate of $271,731 to PBG and QHY Group.

The following table summarizes the Company’s cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(287,636)	$(160,400)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	287,797	160,440
Net increase in cash and cash equivalents	$161	$-

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

We use a more likely than not threshold and a two-step approach for assessing our tax positions and financial statement recognition. Under the two-step approach, the first step is to evaluate a tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of September 30, 2018, we did not have any uncertain tax positions.

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

Non-controlling Interests in Consolidated Financial Statements

Accounting guidance on non-controlling interests in consolidated financial statements requires that a non-controlling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the non-controlling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and non-controlling owners. Net loss attributable to the non-controlling interests totaling $281 for the nine months ended September 30, 2018.

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

Based on this evaluation, our CEO, who is also our Chief Accounting Officer, concluded that at September 30, 2018 our disclosure controls and procedures were not effective due to the limited number of personnel we have in our organization, which does not allow sufficient segregation of various accounting duties, and the lack of familiarity of such personnel with Generally Accepted Accounting Principles. We believe our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our nine month period ended September 30, 2018, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

On July 31, 2018, we filed an amendment to our articles of incorporation changing our corporate name to QHY Group (the “Name Change Amendment”). The Name Change Amendment was to become effective August 31, 2018, provided that prior to that date FINRA had completed its review of the application we had filed with it in connection with the Name Change Amendment. FINRA has completed its review of the application for the Name Change Amendment, which became effective on September 26, 2018, and assigned the ticker symbol QHYG to our common stock.

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
3.3

Certificate of Amendment to Articles of Incorporation increasing the number of authorized shares of capital stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Report on Form 10-Q filed August 9, 2018).

3.4	Certificate of Designation authorizing the issuance of Series A Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Report on Form 10-Q filed August 9, 2018).
3.5	Certificate of Amendment to Articles of Incorporation changing the name of the Registrant to QHY Group, effective August 31, 2018 (incorporated by reference to Exhibit 3.5 to the Registrant’s Report on Form 10-Q filed August 9, 2018).
3.6	Amended and Restated By Laws Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Report on Form 10-K filed March 30, 2012).
10.1	License and Requirement Supply Agreement among PBG Water Solutions International, Inc., Beijing QHY Environment S & T Co. Ltd. and Mao Xu (incorporated herein by reference to Exhibit 10.1 to Form 10 Registration Statement).
10.2	Amendment to License and Supply Agreement PBG Water Solutions International, Inc., Beijing QHY Environment S & T Co. Ltd. and Mao Xu (incorporated herein by reference to Exhibit 10.2 to Form 10 Registration Statement).
10.3	Credit Loan Agreement PBG Water Solutions International, Inc., the Registrant and Dragon & Tiger Holding Limited (incorporated herein by reference to Exhibit 10.3 to Form 10 Registration Statement).
10.4	Warrant issued to Dragon & Tiger Holding Limited (incorporated herein by reference to Exhibit 10.4 to Form 10 Registration Statement).
31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of Exchange Act.
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on  October 25, 2018.

QHY Group

By:	/s/ Mao Xu
Mao Xu
President, Chief Executive Officer
(principal executive and financial officer)

