Form 10-K
period 2018-12-31
QHY GROUP
filed 2019-04-01
CIK 1423723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2018

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to_______

Commission File No. 000- 55933

QHY GROUP

(Name of small business issuer in its charter)

Nevada	33-1176182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1501 Broadway, Suite 1515, New York, New York 10036
(Address of Principal Executive Offices)

(212) 324-1876
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class to be so registered	Name of each exchange on which each class is to be registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Non-Accelerated Filer ☐	Accelerated Filer ☐
Smaller Reporting Company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2018, the number of outstanding shares of the registrant’s common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 4,159,600 shares. However, since there was no trading market for the common stock as of that date, it is impracticable to ascertain the aggregate market value of those shares as of that date.

There were a total of 87,269,789 shares of the registrant’s common stock outstanding as of March 15, 2019.

DOCUMENTS INCORPORATED BY REFERENCE: None

QHY GROUP

FORM 10-K

For the Fiscal Year Ended December 31, 2018

(i)

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements as defined under the U.S. federal securities laws. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions identify forward looking statements, which generally are not historical in nature.

Forward looking statements are subject to certain risks and uncertainties that could cause actual results to materially differ from the Company’s historical experience and its current expectations or projections indicated in any forward-looking statements. These risks include, but are not limited to, risks associated with beginning a new business, operating risks, risks associated with raising capital, dependence upon management and risks associated with recruiting personnel, our ability to develop our untested water treatment solutions and market acceptance thereof, compliance with environmental and other governmental regulations, competition with existing and future providers of water treatment solutions, as well as the other risks described in Item 1.A of this report and discussed in our future filings with the SEC. You should not place undue reliance on forward looking statements, which speak only as of the date they are made. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Given these uncertainties, you should not place undue reliance on forward-looking statements.

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

(ii)

PART I

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

the “Company,” “PBG, “we,” “us,” and “our” refer to the registrant, QHY Group (formerly known as Yakun International Investment and Holding Group), a Nevada corporation, and its wholly-owned subsidiary, PBG Water Solutions International, Inc., a Nevada corporation, including its predecessor, PBG Water Solutions International, Inc., a Delaware corporation which merged into the Nevada PBG on October 18, 2017;

“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China (excluding Hong Kong and Taiwan);

“Securities Act” refers to the Securities Act of 1933, as amended; and
“US dollars,” “dollars” and “$” refer to the legal currency of the United States.

ITEM 1. BUSINESS.

On January 15, 2018, the registrant acquired all of the issued and outstanding shares of the capital stock of PBG Water International Solutions, Inc. a Nevada corporation (“PBG”). PBG was organized to explore the market in the United States for wastewater treatment solutions and subsequently expanded its focus to markets outside the United States. On April 3, 2017, PBG entered into a License and Supply Agreement (the “License Agreement”) with Beijing QHY Environment S&T Co. Ltd., a corporation organized under the laws of the People’s Republic of China (the “Licensor”), pursuant to which PBG was granted the exclusive right to 21 patents and related technologies related to wastewater treatment solutions.

Organizational History

We were incorporated in the state of Nevada on October 16, 2007 under the name Rhino Productions, Inc. On September 13, 2011, we consummated a Share Exchange Agreement with the shareholders of Vast Glory Holdings Limited, pursuant to which we acquired 100% of the outstanding capital stock of Vast Glory in exchange for approximately 68% of our issued and outstanding capital stock on a fully-diluted basis. At the time of the acquisition, Vast Glory, through a series of wholly-owned subsidiaries, controlled the operations of and was entitled to receive the pre-tax profits of its variable interest entity, Changchun Decens Foods Co., Ltd. (“Decens Foods”), a PRC company. Thus, as a result of the acquisition of Vast Glory, we acquired the economic benefits of the operations of Decens Foods.

Effective December 14, 2011, we changed our corporate name to Yakun International and Investment Group.

In July 2014, we filed a Form 15 and elected to cease filing under the Exchange Act. Subsequently, on July 23, 2014, we entered into an agreement with Decens Foods and its shareholders relinquishing our interests in Decens Foods to its shareholders in China. Concurrently, we disposed of our interest in Vast Glory and hence, the entities owned by it. Consequently, as of July 31, 2014, we were once again a corporation with no business and minimal or nominal assets.

On January 15, 2018, we acquired all of the issued and outstanding shares of the capital stock of PBG in exchange for 46,839,439 shares of common stock and 19,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) pursuant to an Exchange Agreement dated as of November 17, 2017 (The “Exchange Agreement”) with the former stockholders of PBG. Each share of Series A Preferred Stock was convertible into 1,000 shares of common stock and were so converted on April 18, 2018. PBG was the successor by merger to PBG Water International Solutions, Inc. a Delaware corporation which had been formed on August 4, 2016.

In addition to our acquisition of PBG, in December 2017 we formed QHY Water Solutions International Corp. a Nevada corporation (“QHY”). QHY permanently owned 51% of the capital stock of QHY New Zealand LLC. a Nevada limited liability company, and QHY Oceania S & T Co., Ltd., a New Zealand company. In October 2018, QHY transferred its ownership interested in QHY Oceania and QHY NZ to a non-affiliate for $100.

As a result of the disposition of Decens Foods, the acquisition of PBG and the formation of the subsidiaries mentioned above, our organizational structure is as follows as of December 31, 2018:

The acquisition of PBG was accounted for as a “reverse acquisition”, whereby PBG is the continuing entity for financial reporting purposes and was deemed, for accounting purposes, to be the acquirer of our company. Although we legally acquired PBG, in accordance with the applicable accounting guidance for accounting for a reverse acquisition, PBG’s historical financial statements are now the financial statements of the registrant and the assets and liabilities of Yakun have been brought forward at their historical book value and no goodwill has been recognized.

On May 14, 2018 we filed a registration statement on Form 10 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), registering our common stock, as a result of which we became subject to all of the reporting obligations imposed by Section 13(a) of the Exchange Act.

On July 31, 2018, we changed our corporate name to QHY Group.

Business Overview

On April 3, 2017, we entered into a License and Supply Agreement (the “License Agreement”) with Beijing QHY Environment S&T Co. Ltd. and Mr. Mao Xu, pursuant to which we acquired the exclusive right to 21 patents and related technologies for the treatment of wastewater. The License Agreement was amended in certain respects on June 22, 2017. The patents subject to the License as amended include two international patents and 19 Chinese national patents covering a variety of compositions, processes and equipment which can be used to treat wastewater. The agreement grants us the worldwide exclusive right to use the technologies which are the subject of the License for a term extending through June 30, 2037, or, if later, the last to expire of the patents which are the subject of the License. The patents relate to various powders, methodologies and equipment useful in the treatment of wastewater. The License requires that we pay a royalty equal to 1% of our net revenues, as defined in the License, with a one-time fee of $1million to be paid no later than December 31, 2021. Mao Xu, our Chairman of the Board and Chief Executive Officer, is a significant shareholder of our Company and owns a majority of the outstanding shares of Beijing QHY Environment S&T Co. Ltd. (the “Beijing QHY”).

Although we entered into the License Agreement and an Amendment to the License Agreement, certain key provisions which should have been set forth on schedules to the License, including the specific products to be sold to us by QHY, the specifications for such products and trademarks to be developed by QHY which we will be permitted to use, have not been agreed upon and included in the License, in part because QHY continues to modify the products in response to the needs and requests of prospective customers. The parties will agree upon these provisions, including the price to be charged for each product, at the time products are ordered by customers.

We initially intended to recruit personnel in the United States to commence efforts to market solutions for the treatment of wastewater based upon the intellectual property acquired pursuant to the Licensing Agreement. These solutions include stand-alone processing plants designed to be transported, housed and maintained in standard shipping containers and mineral based powders used to treat the subject wastewaters. Commencing in late 2018, however, we began to explore the market for our products in New Zealand and Australia. We have successfully completed a trial of our methodologies on a poultry farm in New Zealand and anticipate commencing additional trials on a dairy farm and for other agricultural users. Despite the success achieved on the poultry farm, we have yet to consummate an agreement with the owner of the farm for the use of our products and methods.

In addition to licensing certain key technologies from Beijing QHY, we will likely purchase from Beijing QHY any equipment, supplies and other consumables ordered by our clients. The prices at which such items are acquired by us will be determined by negotiation between Beijing QHY and our directors.

The systems to be provided by PBG are based upon advanced principles associated with flocculation, coagulation and separation. The main ingredient, Yiyou ion separation purifier, is a natural mineral based powder that under the right conditions breaks the ionic bonds in organic and inorganic matters in wastewater. The substances then re-bond with positive and negative ions in Yiyou, causing the pollutants to cohere initially, into micro particles and, over a short time, into larger particles which fall to the bottom of the processing container allowing the “clean” water to be siphoned off for further treatment depending upon the desired quality of the end product. Because of the speed at which PBG’s systems can cleanse certain wastewater streams, it may be particularly useful in a variety of situations where the goal is not to purify the water to the point where it can be consumed by humans or animals but rather simply eliminate a sufficient quantity of the pollutants to allow the water to be recycled into river or lake or be reused in an industrial process.

The PBG systems have been demonstrated to be effective in the treatment of various streams of wastewater and, in PBG’s estimation, can economically be used to treat wastewater in a variety of industries as well as polluted lakes and ponds. To date, in addition to laboratory studies, we have conducted demonstrations in the field for potential customers. These have included the decentralized treatment of wastewater for a local government in Bazhou, Hebei Province, China; the treatment of sewage drains along the Suzhou River in Shanghai, China; the treatment of liquids pooled in a leachate refuse landfill in Henan Province, China; the treatment of industrial, shale wastewater, in Colorado, where our system was tested against that developed by Armada Water Assets; the treatment of wastewater generated by a mining operation in Kellogg, Idaho; and the treatment of the liquid discharge from a paper producing facility in Oklahoma. In each of these cases, the PBG system was shown to be effective in reducing the amount of pollutants in the effluent treated and PBG systems remain in operation in Shanghai and Hebei, China.

A principle advantage of the PBG system is that the processing plant has been designed to be housed in a standard international shipping container, allowing for easy transportation and installation. Once a container arrives at a designated site, there is little to do beyond hooking it up to a power source and adding the necessary connecting pipes. Systems can be scaled to meet a customer’s needs simply by adding more processing containers.

PBG envisions that its systems can be used in a variety of industries, such as industrial wastewater treatment where the pollutant is chemicals, heavy metals and mining runoff; sewage treatment and the purification of waste ponds typically found on industrial sized poultry, pork and cattle farms; residential wastewater treatment where the pollutants vary and can be combined with industrial wastes and rainwater runoff. Significantly, because of the portability and size of the basic processing plant, PBG’s systems can easily be combined with other common methods of treating wastewaters to enhance their effectiveness and efficiency.

PBG intends to offer customers their choice of whether to operate the systems on their own or to contract with PBG for a complete outsourced service. In each case, PBG will participate in the design of the system and the customization of the materials and dosing to be used to most economically treat the pollutants found in the customer’s wastewater. The patents and associated products we licensed from Mr. Mao and Beijing QHY enable us to provide comprehensive wastewater treatment solutions by applying an innovative wastewater treatment technology - Ion-Separation-Exchange Technology, to ensure that various wastewater reach the disposal standard after treatment.

We believe, based on our own observations and in part on a report issued by the China Society for Environmental Sciences in November 2015, that the technology underlying the PBG System is advanced in the sense that:

●	used on a standalone basis it effectively removes various water contaminants to meet dischargeable standards, but it can also could be combined with other water treatment technics, such as Biological Reduction, Reverse Osmosis, Permeable Reactive Barriers, etc., to meet more stringent requirements desired by a customer;

●	the PBG system is generally less expensive than treatment systems using traditional polymeric flocculants - polyaluminum chloride (PAC) and polyacrylamide (PAM)- in that the capital investment required is less than that of traditional systems, the utility (power) costs are less than that of traditional systems and the footprint of a PBG system, a standardized shipping container if smaller than that associated with traditional systems;

●	the PBG system requires less time to remove pollutants than that required by traditional methods. This allows the PBG system to act as a nearly continuous flow system where the wastewater moves from one chamber to another within the “shipping container” as the pollutants drop to the bottom leaving a clear liquid at the top of the container to be siphoned off;

●	the PBG system can be housed in a mobile shipping container where multiple containers can be aggregated to form a larger unit. This allows for flexibility in design and reduced space needs;

●	The active ingredient in the PBG system is a naturally occurring non-toxic mineral based powder that under the right conditions breaks the ionic bonds in organic and inorganic matters in wastewaters. The result is that the system produces two outputs – water to the desired purity and a non-hazardous odorless sludge which can easily be disposed. No secondary pollutant is created.

The Market

The demand for clean pollutant free water continues to grow. As the supply of water is limited, the market for technologies designed to recapture contaminated water so that it can be recycled for industrial uses or purified for use as drinking water continues to expand. The processes employed to clean water range from simple gravity ponds to engineered chemical treatments. According to Hexa Research, the global water and wastewater treatment market was approximately $478 billion in 2016 and is expected to grow to nearly $675 billion by 2025. A report issued by Global Water Intelligence at the Suez 2017 Education Day stated that the global market for industrial wastewater treatment was approximately $109 billion in 2016 and is expected to reach $132 billion by 2020.

Competition

The market for wastewater and industrial wastewater treatment can be divided by industry, the processing method used to treat the wastewater and whether the output is intended to be used for industrial purposes or human and animal consumption. Although there are certain well-known technologies employed across a variety of industries, often a customer requires an engineered solution unique to its needs and a number of technologies are combined to achieve the desired result. Consequently, the sales cycle is often long and tedious requiring one on one meetings at which the provider convinces the prospective customer of the benefits of its system. Given that adoption of a system often requires significant capital expenditures, customers are reluctant to switch to new, unproven systems. As a result, we intends to market its systems to entities first seeking to treat their wastewaters and in situations where it believes the portability and scalability of its processing system will prove advantageous.

There are numerous large, highly sophisticated and well financed engineering firms and other entities engaged in the design of water treatment facilities. Competitors range from those capable of designing, maintaining and operating large municipal water facilities, those dealing with the disposal needs of laboratories, hospitals and other medical facilities and those engaged in recycling water used on farms.

Regulation

Our existing and planned water operations are subject to extensive federal, state and local laws and regulations, which govern the protection of the environment, health and safety, water allocation rights, and the manner in which we collect, treat, discharge and dispose of wastewater. Our planned operations in other countries will be also subject to regulatory standards and code enforcement, which typically require that our solutions and products meet stringent performance criteria.

In the United States, these requirements include the United States Clean Water Act of 1972, which we refer to as the “Clean Water Act”. The Clean Water Act regulates discharges of wastewater treatment facilities into lakes, rivers, streams and groundwater. In addition to requirements applicable to our wastewater collection systems, our operations require discharge permits under the National Pollutant Discharge Elimination System (“NPDES”) permit program established under the Clean Water Act, which must be renewed every five years. Pursuant to the NPDES permit program, the Environmental Protection Agency (“EPA”) and implementing states set maximum discharge limits for wastewater effluents and overflows from wastewater collection systems. Discharges that exceed the limits specified under NPDES permits can lead to the imposition of penalties, and persistent non-compliance could lead to significant penalties and compliance costs. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), authorizes the EPA, and comparable state laws authorize state environmental authorities, to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions at any site that is determined to present an actual or potential threat to human health or the environment because of an actual or threatened release of one or more hazardous substances. If we enter into operations of utilities that provide water and wastewater services to residential, commercial, industrial, and public, we will be subject to economic regulation by certain state utility commissions or other entities engaged in utility regulation, collectively referred to as Public Utility Commissions (“PUCs”).

International standards that will regulate our operation are established by such organizations as the International Code Council (ICC), the International Association of Plumbing and Mechanical Officials (IAPMO), and the national regulatory standards that vary by country. For example, major standards and guidelines in European countries include Kiwa NV (Netherlands), Association Française de Normalisation (France), Swiss Gas and Water Industry Association (Switzerland), Water Regulations Advisory Scheme (UK), etc. New Zealand, a country in which we are in process of establishing businesses, established National Policy Statement for Freshwater Management (Freshwater NPS) in 2014 that provides direction on how local authorities should carry out their responsibilities under the Resource Management Act 1991 for managing fresh water. New Zealand government amended Freshwater NPS in 2017 to a more stringent level of standards for dischargeable wastewater.

We also may be required to obtain various environmental permits from regulatory agencies for our operations. Certain of these permits require substantial lead time to obtain and, once obtained, require that certain compliance tasks must be completed on a regular basis in order to maintain such permits.

In developing business opportunities, PBG has undertaken various trial wastewater treatment projects with potential customers, and independent certified institutions were engaged to assess the output of each project. In each case, the results met the regulatory standards the potential customer had targeted. The wastewater we ran trials on included the discharge from a lead-zinc mining operation, an industrial sized cattle farm, a paper mill, a polluted urban river, industrial park sewages, and an oil and gas field.

Employees

We currently have two officers and three employees. In developing our water solutions business, we have relied heavily on the efforts of our principal shareholders, Mao Xu and Roy Teng, and from time to time we have engaged various independent contractors who are not our employees.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors in addition to other information in this prospectus before purchasing our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company, our industry and our stock. In addition to these risks, our business may be subject to risks currently unknown to us. If any of these or other risks actually occurs, our business may be adversely affected, the trading price of our common stock may decline and you may lose all or part of your investment.

Risks Related to Our Operations

We have not generated any revenues and may not be able to continue to operate as a going concern.

We have not generated any revenues and suffered net losses of $5,037,381 and $207,504 for the years ended December 31, 2018 and 2017, respectively, and at December 31, 2018, we had an accumulated deficit of $5,257,097. The report of our independent registered public accountants on our financial statements as of and for the years ended December 31, 2018 and 2017 states that these and other factors raise uncertainty about our ability to continue as a going concern.

We require significant funding to commence operations.

In order to carry out our intended business plan, we will require significant funding to fund operating expenses prior to generating significant revenues. There is no guarantee that we will be able to raise sufficient capital to implement our plan of operations. The inability to obtain any such funding could materially affect our ability to implement our business plan.

We are subject to significant operating risks.

Our business is subject to numerous risks associated with a new, low-capitalized company engaged in our business sector. Such risks include, but are not limited to, competition from well-established and well-capitalized companies, risks associated with pricing, volumes and continued demand for wastewater treatment services, regulatory and environmental risks, as well as unanticipated difficulties regarding the marketing and sale of our services. There can be no assurance that we will ever generate sufficient commercial sales or achieve profitability. Should this be the case, our common stock could become worthless and investors in our common stock or other securities could lose their entire investment.

Risks Related to our Growth

We depend on our significant shareholders and management, without whose services our business operations could be adversely affected or cease.

At this time, our significant shareholders and management are wholly responsible for the development and execution of our business plan. If our management should choose to leave us for any reason before we hire additional personnel, our operations could be adversely effected. Even if we are able to find additional personnel, it is uncertain whether we could find qualified management who could develop our business along the lines described herein or would be willing to work for compensation that we could afford.

We will need to increase the size of our organization, and may experience difficulties in managing growth.

We are a small company with a limited management team, limited corporate infrastructure and limited resources. We expect to experience a period of significant expansion in headcount, facilities, infrastructure and overhead to address potential growth and market opportunities and to meet our reporting requirements under the Exchange Act. Future growth will impose significant added capital requirements, as well as added responsibilities on members of management, including the need to identify, recruit, maintain and integrate new personnel. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

We expect our operating expenses to increase substantially in the future as we attempt to grow our business, and we may need to raise additional funds to meet the demands of growth initiatives.

We expect that our operating expenses will increase substantially over the next 12 months as we endeavor to implement growth initiatives, both organically and through acquisitions. As a result, we may need to raise additional funds in the future, and such funds may not be available on commercially reasonable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to implement our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This could seriously harm our business, financial condition and results of operations.

In order to meet our capital needs, we may be required to make additional borrowings or be required to issue debt securities in the capital markets. We can provide no assurances that we will be able to access the debt capital markets or do so on favorable terms. We will depend primarily on operations to fund our expenses and to pay the principal and interest on any debt we may incur. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic, competitive, legislative, regulatory and other factors beyond our control. If our business does not generate sufficient cash flow from operations or if we are unable to incur indebtedness sufficient to enable us to fund our liquidity needs, we may be unable to plan for or respond to changes in our business that would prevent us from maintaining or increasing our business and cause our operating results and prospects to be affected adversely.

We may not be able to fully develop the water treatment solutions we are presently targeting.

We believe that one of our competitive advantages will be our ability to develop all-inclusive services that offer proprietary and innovative water treatment systems and solutions. The technologies we have licensed and on which we depend have only recently been developed. We have not engaged independent engineers or our own personnel to conduct testing to determine the long-term effectiveness of such systems, nor have we deployed these solutions with any customers to determine commercial acceptance. Accordingly, we can offer no assurances as to the effectiveness or commercial viability of our treatment systems.

Our proposed water treatment solutions are unproven and may not achieve widespread market acceptance among prospective customers. If we are unable to sell our water treatment systems, our business will suffer.

Our solutions and processes for water treatment will compete with other forms of water treatment technologies that currently are in operation or may be developed throughout the world. Our water treatment solutions and the systems on which they are based may not achieve widespread market acceptance. Our success with our water treatment solutions will depend on our ability to market our system and services to businesses on terms and conditions acceptable to us and to establish and maintain successful relationships with various water providers and state regulatory agencies.

We believe that market acceptance of our systems will depend on many factors including:

●	our current and future relationships with market participants;

●	the perceived advantages of our systems over competing water treatment solutions;

●	the safety and efficacy of our systems;

●	the availability of alternative water treatment solutions;

●	the pricing and cost effectiveness of our systems;

●	our ability to access businesses and water providers that may use our systems;

●	the effectiveness of our sales and marketing efforts;

●	publicity concerning our systems and technology or competitive solutions;

●	timeliness in assembling and installing our systems on or near customer sites;

●	our ability to respond to changes in regulations; and

●	our ability to provide effective service and maintenance of our systems to our customers’ satisfaction.

If our systems fails to achieve or maintain market acceptance or if new technologies are introduced by others that are more favorably received than our systems, are more cost effective, or otherwise render our systems obsolete, we may not be able to sell our systems. If we are unable to sell our systems, our business and prospects would suffer.

Our operations are subject to extensive environmental laws and regulations. Our operating costs may increase as a result of complying with environmental laws and regulations. We also could incur substantial costs as a result of violations of or liabilities under such laws and regulations.

Our existing and planned water operations are subject to extensive federal, state and local laws and regulations, which govern the protection of the environment, health and safety, water allocation rights, and the manner in which we collect, treat, discharge and dispose of wastewater. These requirements include the United States Clean Water Act of 1972, which we refer to as the “Clean Water Act” and comparable laws and regulations in other countries. We may also be required to obtain various environmental permits from regulatory agencies for our operations. Certain of these permits require substantial lead time to obtain and, once obtained, require that certain compliance tasks must be completed on a regular basis in order to maintain such permits. Governmental regulatory agencies also set conditions and standards for the water and wastewater services we deliver. If we deliver water or wastewater services to our customers that do not comply with regulatory standards, or otherwise violate environmental laws, regulations or permits, or other health and safety and water quality regulations, we could incur substantial fines, penalties or other sanctions or costs or damage to our reputation. In the most serious cases, regulators could force us to discontinue operations. We will incur substantial operating and capital costs on an ongoing basis to comply with environmental laws and regulations and other health and safety and water quality regulations. These laws and regulations, and their enforcement, have tended to become more stringent over time, and new or stricter requirements could increase our costs.

Although we may seek to recover ongoing compliance costs in our pricing, there can be no guarantee that such pricing may be sustained in the marketplace. We may also incur liabilities under environmental laws and regulations requiring us to investigate and clean up environmental contamination at off-site locations where we have disposed of waste or caused adverse environmental impacts. We may also be subject to liability if we improperly handle, transport, process or dispose of contaminated water and other wastes. The discovery of previously unknown conditions, the improper handling by us of contaminated water or other materials, or the imposition of cleanup obligations in the future, could result in significant costs, and could adversely affect our financial condition, results of operations, cash flow and liquidity. Such remediation losses may not be covered by our insurance policies and may make it difficult for us to secure insurance in the future at acceptable rates. If any remediation losses that are not covered by insurance are excessive, we may be required to significantly curtail our operations.

Our business depends on spending for the treatment of wastewater, and this spending may be adversely affected by industry and financial market conditions that are beyond our control.

We will depend on our customers’ willingness to make operating and capital expenditures to treat their wastewaters. A belief on the part of our potential customers that their businesses may decline may cause our customers to curtail spending, thereby reducing demand for our services. Industry conditions are influenced by numerous factors over which we have no control.

Geopolitical conditions and global economic factors may adversely affect us.

Uncertain geopolitical conditions and global economic factors may adversely affect our business. Adverse factors affecting economic conditions worldwide have contributed to a general inconsistency in the world’s economies and may adversely impact our business, resulting in reduced demand for water remediation and supply. The current and ongoing uncertainty of the international economic situation, civil unrest, terrorist activity and military actions may continue to adversely affect global economic conditions. Economic and market conditions could deteriorate as a result of any of the foregoing reasons. We may experience material adverse effects on our business, financial condition, results of operations and cash flows as a consequence of the foregoing factors.

Changes in laws and regulations over which we have no control can significantly affect our business and results of operations.

Any governmental entity that regulates our operations may enact new legislation or adopt new regulations or policies at any time, and new judicial decisions may change the interpretation of existing legislation or regulations at any time. The individuals who serve as regulators are elected or are political appointees. Therefore, elections which result in a change of political administration or new appointments may also result in changes in the individuals who serve as regulators and the policies of the regulatory agencies that they serve. New laws or regulations, new interpretations of existing laws or regulations, or changes in agency policy, including as a response to shifts in public opinion, or conditions imposed during the regulatory hearing process may affect our business in a number of ways.

If we do not compete successfully against existing and new competitors, we may lose market share and suffer losses.

There are numerous large, highly sophisticated and well financed engineering firms and other entities engaged in the design of water treatment facilities. Competitors range from those capable of designing, maintaining and operating large municipal water facilities, those dealing with the disposal needs of laboratories, hospitals and other medical facilities and those engaged in recycling water used on farms.

We believe that our ability to compete depends upon many factors both within and beyond our control. Some of our current and potential competitors may have greater financial, engineering, marketing, and other resources than we have. Certain of our competitors may be able to devote greater resources to marketing and promotional campaigns and devote substantially more resources to system development than us. Increased competition may reduce our market share and require us to increase our marketing and promotional efforts, which could negatively affect our operating margins or force us to incur losses. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures may have a material adverse effect on our business, prospects, financial condition and results of operations.

Risks Related to Ownership of Common Stock and Operation as a Public Company.

There is no current active trading market for our common stock, and there is no assurance that an active trading market for our common stock will develop, which would adversely affect the ability of our investors to sell their shares in the public market.

Our common stock is quoted on OTC Pink under the symbol “QHYG”; however; an active trading market for our shares does not exist. We cannot assure you that a regular trading market for our shares of common stock will develop, or that if one develops, that it will be sustained.

The market price and trading volume of shares of our common stock may be volatile.

If a market develops for our securities, the market price of our common stock could fluctuate significantly for many reasons, including reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or announcements by our competitors regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within our industry experience declines in their share price, our share price may decline as well. Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the price of our securities.

Quarterly operating results may fluctuate in the future due to a variety of factors that could negatively affect revenues or expenses in any particular quarter, including vulnerability of our business to a general economic downturn; changes in the laws that affect our products or operations; competition; compensation related expenses; application of accounting standards; and our ability to comply with all necessary regulatory permits and/or licenses to conduct our business. In addition, if the market price of our shares should ever drop significantly, stockholders could institute securities class action lawsuits against us, even though there may be no legal basis for any such lawsuit. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

Our Chairman of the Board and Chief Executive Officer owns the Licensor and therefore actions taken on behalf the Licensor may not be in the best interests of our stockholders.

Mr. Mao Xu, our Chairman of the Board and Chief Executive Officer, who beneficially owns a significant portion of our outstanding shares of common stock, owns the patents we licensed and holds a majority of the outstanding shares of the Licensor, Beijing QHY, and therefore has a conflict of interest in matters affecting the License Agreement, and actions taken on behalf of the Licensor may not be in the best interests of our stockholders.

Key Provisions of the License Agreement Have not been Finalized.

Although the parties have entered into a License Agreement and an Amendment to the License Agreement with respect to the patents and technologies to be licensed by us from Beijing QHY, certain key provisions which are to be set forth on schedules to the License, including the products to be sold to us by QHY, the specifications for such products and trademarks to be developed by QHY which we will be permitted to use, have not been agreed upon and included in the License. The parties will agree upon these provisions at the time products are ordered by customers. As changes are made to the products, there will be a need to agree upon new prices. The prices agreed upon by us and Beijing QHY will impact our ability to generate positive cash flow and achieve profitability.

We may suffer a change in control and our business could be significantly harmed if an owner of a significant number of our shares, including our Chairman of the Board and Chief Executive Officer or another director, pledges his shares to secure loans and defaults in the payment of those loans.

If Mao Xu, our Chairman of the Board and Chief Executive Officer, who owns a significant portion of our outstanding shares, or Roy Teng, our other director, who also owns a significant number of our outstanding shares, was to pledge his shares to secure the payment of a loan, and then default in the payment of that loan, the default could result in a sale of a substantial number of our common shares resulting in a decrease in the price of our shares and a change in control of our company.

Currently, nearly all of our operations and management are located outside of the United States. U.S. investors may experience difficulties in attempting to effect service of process and to enforce judgments based upon U.S. federal securities laws against the company and its non U.S. resident officers and directors.

While we are organized under the laws of State of Nevada, Mao Xu, our Chairman resides in China, and Roy Teng, our other director spends a great deal of time outside the United States and his family resides in China. Consequently, it may be difficult for investors to effect service of process on such officers and directors in the United States and to enforce in the United States judgments obtained in United States courts against such persons based on the civil liability provisions of the United States securities laws. Since nearly all of our assets are located outside of the U.S. it may be difficult or impossible for U.S. investors to collect a judgment against us. As well, any judgment obtained in the United States against us may not be enforceable.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, as a result, current and potential stockholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. Compliance with Section 404 requires that we strengthen, assess and test our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that the measures we undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Markets, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

We will incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance efforts.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management and other personnel will need to devote a substantial amount of time and financial resources to comply with these requirements, as well any new requirements implemented by the SEC. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly and could lead to a diversion of management time and attention from revenue generating activities to compliance activities. We are currently unable to estimate these costs with any degree of certainty. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees or as executive officers and more expensive for us to obtain director and officer liability insurance.

Our common stock is subject to the “Penny Stock” Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience and objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

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

The Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA has adopted rules that require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

Since our principal stockholders beneficially own in excess of a majority of our outstanding of common stock, you will not have the ability to determine the outcome of matters requiring stockholder approval, including the acquisition of a target business.

Our principal stockholders beneficially own in excess of a majority of our outstanding shares of our common stock. As a result, you will not have the ability to determine the outcome of matters requiring the approval of stockholders, including: (a) election of our board of directors; (b) removal of any of our directors; (c) amendments to our Articles of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions, including the acquisition of a target business.

Under our Articles of Incorporation, our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders and with the ability to adversely affect stockholder voting power and perpetuate the board’s control over our company.

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

The issuance of preferred stock may adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of our company or make removal of management more difficult. As a result, the Board of Directors’ ability to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect the market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation, as amended, authorize the issuance of 1,000,000,000 shares of common stock. As of March 15, 2019, we had outstanding 87,269,789 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We do not foresee paying cash dividends on our common stock in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of our common stock at or above the price they paid for them.

ITEM 2.  PROPERTIES

We currently maintain a corporate office at Suite 1515, 1501 Broadway, New York, NY, 10036. The office is provided to us by Rebus Capital Group, an entity affiliated with Roy Teng, one of our directors, as part of a financial advisory agreement pursuant to which we are obligated to pay Rebus $30,000 per quarter. The agreement has a term of five years but is cancellable by either party on sixty days’ notice.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any lawsuits or other legal proceedings. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder of our common stock, is an adverse party or has a material interest adverse to our interest.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on OTC Pink under the symbol “QHYG”; however, an active trading market for our shares does not exist.

Penny Stock Regulations

Trading in our shares is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Securities and Exchange Commission (the “Commission”) generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission. Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company’s common stock and may affect the ability of shareholders to sell their shares.

Dividends

Any decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Holders

As of March 15, 2019, there were approximately 49 holders of record of our common stock. The number of record holders does not include persons who held our Common Stock in nominee or “street name” accounts through brokers.

Recent Sales of Unregistered Equity Securities

In December 2018, we issued 1,515,000 shares of common stock to 7 consultants for services rendered and to be rendered. The fair value of the shares issued to the consultants was $617,550. The issuance of 1,400,000 shares to 5 non-U.S. Persons was exempt from the registration requirements of the Securities Act pursuant to Regulation S and the issuance of the remaining 115,000 shares was exempt pursuant to Section 4(a)(2) of the Securities Act. The certificates representing the shares were imprinted with the customary Regulation S or Securities Act restrictive legends, as the case may be.

Except as set forth above and as previously reported in our periodic reports filed under the Exchange Act, we did not issue any other unregistered equity securities during the fiscal year ended December 31, 2018.

 Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes shares of our Common Stock to be issued upon exercise of options and warrants, the weighted-average exercise price of outstanding options and warrants and options available for future issuance pursuant to our equity compensation plans as of December 31, 2018:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Remaining Shares Available for Future Securities Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	0	0	10,000,000
Equity compensation plans not approved by security holders	50,000,000	$0.01	0

Total	50,000,000		10,000,000

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fiscal year ended December 31, 2018.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2018 and 201,7 and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Management’s Discussion and Analysis or Plan of Operations

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

Upon receiving an order for one or more of our systems, we intend to seek to raise the necessary capital to recruit the personnel to expand our sales efforts and enter the market in the United States, and to begin performing under such contracts as we may be granted. Until such time, we will likely rely upon our principal shareholders to introduce our products to potential customers and distributors. Our revenues will be determined by the prices negotiated with those parties that choose to employ our water treatment systems and further, will be determined by the scope of the products and services agreed to be provided. Our expenses will be determined principally by the costs incurred in performing under any contract, and the amount devoted to expenses related to being a public company, such as accounting and legal expenses.

Our then 51% subsidiary QHY Environmental Science & Technologies Oceania Limited (“QHY Oceania”) entered into a Memorandum of Understanding on Wastewater Treatment Cooperation (the “MOU”) on July 10, 2018 with Open Country Dairy Limited (the “Open Country”), a representative company of the New Zealand Dairy industry and the second largest global exporter of premium Whole Milk Powders. Open Country’s dairy products are valued for their quality around the world by producers of fine food and beverages. Headquartered in Auckland, it has 3 production locations over New Zealand. It uses around 146 million liters of fresh milk collected from local dairy farms to provide around 155,000 tons of dairy products to the world annually, including milk fats, milk powders, milk proteins and cheeses. Pursuant to the MOU, QHY Oceania is to install and run a pilot wastewater treatment plant (“WWTP”) with capacity of treating influent 500 m3 per day in one of Open Country’s locations for one month. After shipping a treatment facility to New Zealand, we determined that certain modifications were necessary to optimize performance. As these modifications were being made, certain treatment facilities of Open Country that were to be used in conjunction with our system failed. As a result, we modified our system to perform all of the treatment steps intended to be provided by both our systems and we anticipate that the trial will commence shortly. Success of the pilot plant shall form a base for us to enter into a purchase agreement with Open Country for a larger capacity processing plant.

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

Results of Operations

Years ended December 31, 2018 and 2017

PBG was organized in August 2016. During the remainder of 2016, and all of 2017 and 2018 the Company’s activities were limited to the exploration of the markets for wastewater treatment within and outside the United States. We sold no products and performed no services during such period, other than in connection with the assembly and installation of a pilot wastewater treatment plant to be installed in Open Country’s facility in New Zealand, and a smaller facility to be installed on a poultry farm in Australia, and consequently, generated no revenues. The expenses incurred primarily related to those costs and expenses incurred by us in exploring the market, and meeting with prospective customers to determine their interest in using the products available pursuant to the License Agreement, and professional fees incurred in connection with the Company’s organization, initial activities, and fees and costs related to being a listed company since the PBG Share Exchange.

Total operating expenses were $482,485 and $207,504 for the years ended December 31, 2018 and 2017, respectively. The increase in operating expenses for the year ended December 31, 2018 is attributable principally due to an increase in general administrative expenses of approximately $168,606, and to a lesser extent, an increase in professional fees of $99,350. During the year ended December 31, 2018, we incurred interest expense of $14,996 for the 2-year $500,000 loan from a 20.8% shareholder. In addition, we incurred a $4,540,000 expense for issuing warrants to the shareholder in consideration for the credit loan. This shareholder has provided interest free loans since the inception of PBG and to QHY Group since the completion of the PBG Share Exchange.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.

The proceeds of $2,196,500 from the sale of 6,655,750 shares to seven investors completed on December 28, 2018 was collected by a related party and are to be used pay to the manufacturers in Renminbi (the “RMB”) for the wastewater treatment equipment we are purchasing. As of December 31, 2018, we had cash on hand of $116 compared to $0 at December 31, 2017. We have not generated revenues to fund our operating expenses since formation and have had to rely upon the efforts of two of our stockholders on our behalf and contributions from our stockholders and the proceeds from the sale of our securities. In all likelihood, we will remain dependent upon our management and stockholders and the proceeds from the sale of our securities to fund our cash needs until we generate meaningful revenues.

We anticipate incurring a minimum of $500,000 in expenses over the next twelve months. Further, should our marketing efforts prove successful we will require additional working capital to perform any contracts we are awarded. The absence of capital will likely be a limiting factor on our ability to grow until such time as we raise a significant amount of equity or long-term debt. Even after we raise capital, our ability to grow may still be impeded by a lack of adequate working capital to simultaneously perform under multiple contracts.

In May 2018, we entered into a Credit Loan Agreement with Dragon & Tiger Holding Limited (“D&T”), one of our shareholders, which is controlled by Roy Teng, one of our directors. Pursuant to the agreement, D&T has agreed to lend us up to $500,000. All amounts borrowed are to bear interest at the rate of 10% per annum. Accrued interest through the end of 2018 and 2019 is to be paid no later than 90 days after the end of each year. All amounts borrowed are to be repaid in full on or before May 1, 2020. In addition to interest, D&T was issued warrants to purchase 50,000,000 shares of our common stock at a price of $0.01 per share. The warrants cannot be exercised before June 1, 2019, and have an expiration date of May 31, 2023 or such earlier date as the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. As of December 31, 2018, D&T has advanced an aggregate of $283,720 to PBG and QHY Group.

The following table summarizes the Company’s cash flows for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
Net cash used in operating activities	$(112,134)	$(163,504)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	112,250	163,504
Net increase in cash and cash equivalents	$116	$-

Cash Provided By (Used In) Operating Activities

Cash used in operating activities primarily consists of our net loss adjusted for certain non-cash items and changes to working capital items.

For the year ended December 31, 2018, we incurred a net loss of $5,037,381 but used cash of only $112,134 in our operating activities. This reflects the willingness of certain related parties and third party service providers to accept stock or warrants in lieu of cash and to allow certain amounts to accrue in their favor for payment at a future date. Included among these items, a large portion of our loss was attributable to accruals of a non-cash expense of $4,540,000 as a result of the issuance of a warrant in connection with our entry into a Loan Agreement and a non-cash expense of $169,113 in connection with consulting fees paid with common stock. In addition, a license fee of $50,000 due to a related party was accrued but not paid. In addition, we received an advance of $292,500 from a related party customer in the form of paying directly to the manufactures of our inventories.

For the year ended December 31, 2017, we incurred a net loss of $207,504 but used cash of only $163,504 in our operating activities. A large portion of our net loss in 2017 is represented by a license fee of $37,500 which was accrued in favor of but not paid to a related party.

Cash Provided By Financing Activities

Cash provided by financing activities in 2018 consisted of loans from a stockholder ($112,250). In 2017, we borrowed $163,504 from such stockholder.

Cash Provided By/(Used In) Investing Activities

None.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2018.

CONTRACTUAL OBLIGATIONS

The following table sets forth our future contractual obligations as of December 31, 2018:

	Payment due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt and interests	$298,716	-	298,716	-	-

Total	$298,716	-	298,716	-	-

Going Concern Consideration

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method. Cost of work in progress and finished goods comprise direct materials, direct production costs and an allocation of production overheads based on normal operating capacity.

Inventories also include finished goods shipped to certain customers for which the related revenue was not recognized since collectability was not reasonably assured at time of shipment in accordance with the Company’s accounting policy on revenue recognition. The Company records a write down of the cost of these finished goods, when it is determined that such finished goods are not expected to be recovered through subsequent cash collection or other means, such as repossession.

Income taxes

The Company’s income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in the U.S. during the year ended December 31, 2018. Significant judgments and estimates by management are required in determining the consolidated income tax expense assessment.

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC 740, “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

The calculation of the Company’s tax liabilities may involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across its global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Except as noted below, management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position.

A tax benefit from an uncertain tax position may only be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. As of December 31, 2018, the Company did not have any uncertain tax positions.

The Company adjusts its tax liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from its current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

On December 22, 2017, the 2017 Tax Act (the “Act”) was passed. Due to the significant complexity of the Act, the Securities Exchange Commission has issued its Staff Accounting Bulletin 118 (“SAB 118”) to provide companies additional time to analyze and report the effects of tax reform. Under SAB 118, companies are required to record those items where analysis is complete, include reasonable estimates and label them as provisional where analysis is incomplete, and if reasonable estimates cannot be made, record items under the previous tax law. Companies are required to have their analysis completed within one year. The tax effects related to the Act was not material to the Company and its subsidiaries since they were either recently incorporated or dormant before the PBG SEA.

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

	Year ended
	December 31,
Dilutive shares not included in loss per share computation	2018	2017

Warrants	50,000,000	-

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

Fair value

The carrying value of the Company’s financial instruments including cash and cash equivalents, other current assets, interest payable, other current liabilities and due to related parties approximate their fair values because of the short-term maturity of these financial instruments.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the “Exchange Act”) designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Mao Xu, in his capacity as our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. Based on this evaluation, our chief executive officer/chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer/chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. The reasons for this finding were the weaknesses in our internal control over financial reporting enumerated below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Mao Xu, in his capacity as our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

●	There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission;

●	There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and

●	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our internal controls over financial reporting were not effective as of December 31, 2018.  Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the consolidated financial statements included in this reports fairly present in all material respects our company’s financial condition, results of operations and cash flows for the periods presented.

Our company will continue its assessment on a quarterly basis and as soon as we start operations we plan to hire personnel and resources to address these material weaknesses. We believe these issues can be solved with hiring in-house accounting support and plan to do so as soon as we have funds available for this. There has been no change in its internal control over financial reporting that occurred during our company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the SEC do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Change in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter and year ended December 31, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Our directors and executive officers are:

Name	Age	Positions
Mao Xu	54	Chairman of the Board and Chief Executive Officer
Roy Teng	39	Director

Mao Xu

Mr. Mao Xu has served as our Chief Executive Officer and Chairman of the Board since March 29, 2018. Mr. Mao has over 25 years’ experience managing and operating companies of various sizes in stages of development, including a number of companies he founded. Mr. Mao served as General Manager of Beijing Shuanglong Aviation Service Company from 1993 to 2002, and chairman of Beijing Tianxing Futures Brokerage Company Limited from 1997 to 2008. Since 2000 Mr. Mao has served as chairman of Citron Holdings Limited. In 2001, Mr. Mao became chairman of Orient Xiehe Medical Bio-technology Company Limited, a position which he continues to hold. Mr. Mao has been involved in chemical and molecular products research and operations since 2001, and has been focused on wastewater treatment research, application and project management for 5 years. Mr. Mao received an associate degree on law from China University of Political Science and Law.

Roy Teng

Mr. Roy Teng has been a Director of our company since March 29, 2018. Mr. Teng is responsible for advising on and supervising the implementation of strategic investment planning of our Group. Mr. Teng has over ten years of experience in the field of finance. From August 2004 to December 2006, Mr. Teng worked as vice president of corporate development for China Digital Communication Group, a manufacturer of battery shells and related technology for use in electronic products, primarily mobile phones. From December 2006 to October 2008, Mr. Teng served as managing director at China Finance Inc. From October 2008 to June 2014, Mr. Teng served as president of the China region and managing director of investment banking of Brean Capital, LLC, a boutique investment bank. Mr. Teng has been the legal representative of Leshan Ruijin Investment Management Company Limited since August 2011 and the general manager since June 2014. Mr. Teng obtained his bachelor’s degree of science in management and his master’s degree of science in international business from Arizona State University and California International University in May 2002 and June 2004, respectively. Mr. Teng also received a Post Baccalaureate Certificate in Accountancy from Arizona State University West in May 2003 and a Master of Business Administration from Peking University in July 2015.

Board Composition

Our bylaws provide that the Board of Directors shall consist of one or more members. Each director of the Company serves for a term of one year or until his successor is elected at the Company’s annual stockholders’ meeting and is qualified, subject to removal by our stockholders. Each officer serves at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at the annual meeting of the Board of Directors.

There are no family relationships among any of our officers and directors.

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have an audit, nominating, compensation committees or committees performing similar functions.

We do not have an “independent” director as defined by Nasdaq Marketplace Rule 5605(a)(2) or for purposes of serving on an audit committee, Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Roy Teng, a member of our board of directors, qualifies as an “audit committee financial expert” within the meaning of Item 407(d)(5)(ii) of Regulation S-K.

Our company does not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A stockholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our chief executive officer, at the address appearing on the first page of this annual report.

Promoters and Certain Control Person

Each of Messrs. Xu and Teng could be considered a promoter of our company.

Compensation of Directors

No compensation was paid, earned by or accrued for, any non-employee director for serving as a director during the year ended December 31, 2018.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors, Executive Officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to 2018, except that the Form 3 filed by Mr. Teng reporting that he had become a director and beneficial owner of more than 10% of the outstanding shares of the Company and the Form 4 filed by Mr. Teng reporting the indirect ownership of warrants to purchase 50,000,000 shares issued to Dragon & Tiger Holding Limited were not timely filed.

Item 11.  Executive Compensation

 The following summary compensation table shows, for the periods indicated, information regarding the compensation awarded to, earned by or paid to each individual that served as our principal executive officer during the fiscal year ended December 31, 2018 (the “2018 fiscal year”) and each other executive officer whose compensation for the 2018 fiscal year exceeded $100,000 for all services rendered in all capacities to our company and its subsidiaries. The individuals listed in the following table are referred to herein collectively as our “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive Plan Information ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Mao Xu
Chief Executive Officer	2018	(1)	None	-	-	-	-	-	-	None
Jin Siming	2018	(2)	None	-	-	-	-	-	-	None
President, CEO	2017		None	-	-	-	-	-	-	None

(1)	Mao Xu has been CEO since March 29, 2018.

(2)	Jin Siming served as our President and Chief Executive Officer until March 29, 2018.

Employment Agreements

We do not have any employment agreements with any of our officers.

Equity Awards – 2018

We did not grant any equity awards in the form of shares or options to any of the Named Executive Officers during 2018.

Outstanding Equity Awards at 2018 Year-End

None of our executive officers held any stock option or other equity awards at December 31, 2018.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding beneficial ownership of our Common Stock as of March 15, 2019 by (i) each person known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) our chief executive officer and the other Named Executive Officers, and (iii) all of our directors and executive officers as a group.

Except as otherwise indicated, we believe, based on information provided by each of the individuals named in the table below, that such individuals have sole investment and voting power with respect to such shares, subject to community property laws, where applicable. As of March15, 2019, we had outstanding 87,269,789 shares of Common Stock.

Name of Stockholder	Amount and Nature of Beneficial Ownership	Percent of Class
Our Directors and Executive Officers:
Citron Holding Limited (1)	41,149,649	47.15%
Dragon & Tiger Holding Limited (2)	24,689,790	28.29%
All Directors and Executive Officers as a group	65,839,439	75.44%

Other Owners of More than 5% of Common Stock:
Song Yakun	9,100,000	10.43%

(1)	Citron Holding Limited is owned by Mao Xu, our President, CEO, CFO and a Director

(2)	Dragon & Tiger Holding Limited is owned by Roy Teng, one of our directors.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

On May 1, 2018, PBG Water Solutions and Yakun International (subsequently renamed to “QHY Group”), entered into a Credit Loan Agreement with a 20.8% shareholder of QHY Group (the “Lender”). The Lender had provided operating capital to PBG Water Solutions since its inception, and to the Company since the consummation of PBG SEA. Pursuant to the Credit Loan Agreement, the Lender will provide a loan of $500,000 to the Company for 2 years with 10% annual interest which shall be applied from the date of the Credit Loan Agreement. In compensation for the loan credit, the Company issued to the Lender a cashless warrant, which entitles the Lender to purchase 50 million (50,000,000) shares of the Company’s common stock at an exercise price of $0.01. The warrant cannot be exercised before June 1, 2019, and has an expiration date of May 31, 2023, or such earlier date as the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. As of December 31, 2018 and 2017, the Lender has provided $283,720 and $170,716 to the Company, respectively. During the year ended December 31, 2018 and 2017, the Lender provided $114,980 and $163,504 to the Company and PBG Water Solutions, respectively. During the year ended December 31, 2018, the Company recorded $14,996 interest expense incurred from the loan, and recorded $4,540,000 cost for issuing the warrant to the shareholder.

PBG Water Solutions’ sole director from inception to December 31, 2017 is an attorney and provided legal services to PBG Water Solutions during the year ended December 31, 2017 with a service fee of $114,402. The directorship was terminated upon the consummation of PBG SEA. During the year ended December 31, 2018, service of $105,391 was provided by the attorney.

In February 2018, PBG Water Solutions entered into a financial advisory agreement with Rebus Capital Group (the “Rebus”), an entity affiliated with a shareholder of the Company, pursuant to which PBG Water Solutions will pay Rebus $30,000 per quarter. The agreement has a term of five years from March 2018 but is cancellable by either party on sixty days’ notice. The service fee for the first 3 months was waived by Rebus. Professional service expense related to this agreement was $95,000 for the year ended December 31, 2018.

In April 2017, PBG Water Solutions entered into a License and Supply Agreement with an individual shareholder who owned 50% of PBG Water Solutions’ common stock and the shareholder’s majority owned company Beijing QHY Environment S & T Co., Ltd. (Beijing QHY). Pursuant to the License and Supply Agreement and its Amendment entered into in June 2017, the individual shareholder and Beijing QHY (the “Licensor”) granted PBG the exclusive use of 21 patents in any area outside the People’s Republic of China (the “PRC”) for 20 years. A one-time fee of $1 million shall be paid before December 31, 2021, and royalties of 1% of the net revenue received by PBG from the sale, license or other distribution of the licensed products shall be paid annually. In addition, the Licensor shall supply PBG Water Solutions licensed products at prices agreed upon from time to time by the Licensor and PBG Water Solutions. During the year ended December 31, 2018, our 100% owned subsidiary QHY Water Solutions purchased an integrated wastewater treatment module from Beijing QHY for $292,500 . The price was agreed by BJ QHY and QHY Water Solutions, since there was no similar product in the market. The Company and PBG Water Solutions didn’t generate any net revenue from the licensed equipment or products during the year ended December 31, 2018. The Company recorded a $50,000 license fee expense for the year ended December 31, 2018 and made no payment of license fees as of December 31, 2018. The shareholder/licensor owned 41.6% of the Company’s common stocks after giving effect to the PBG SEA and owns 47.15% of the Company’s common stocks as of December 31, 2018.

QHY Oceania was 51% owned by QHY Water Solutions from its inception until QHY Water Solutions sold all of the outstanding shares it owned to a non-affiliate party. During the year ended December 31, 2018, QHY Oceania issued a purchase order to QHY Water Solutions for an integrated wastewater treatment module and paid $292,500, a portion of the purchase price. The equipment had not been transferred to QHY Oceania as of December 31, 2018.

In December 2018, the Company issued 6,655,750 shares of the Company’s common stock for aggregate consideration of $2,196,500. Beijing QHY collected the subscription on behalf of the Company in RMB. The monies are considered held by Beijing QHY for the benefit of the Company. It is likely the monies will be used to pay for future purchases of wastewater treatment equipment and related products.

We currently maintain a corporate office at Suite 1515, 1501 Broadway, New York, NY, 10036. The office is provided to us by Rebus Capital Group, an entity affiliated with Roy Teng, a director of the Company, as part of a financial advisory agreement pursuant to which we pay Rebus $30,000 per quarter. The agreement has a term of five years but is cancellable by either party on sixty days’ notice.

Item 14.  Principal Accountant Fees and Services

During fiscal year 2018 and fiscal year 2017, the aggregate fees which we paid to or were billed by Yu Certified Public Accountant, P.C., for professional services were as follows:

	Year Ended December 31,
	2018	2017
Audit Fees	$33,000	$11,000
Audit Related Fees	-	-
Tax Fees	-	-

	$33,000	$11,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees. Consists of fees for product and services other than the services reported above.

Board of Directors’ Pre-Approval Policies

Our Board of Director’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Board of Directors also may pre-approve particular services on a case-by-case basis.

Our Board of Directors reviewed our audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018. The Board of Directors also has been advised of the matters required to be discussed pursuant to PCAOB Rule 3526 (Communication with Audit Committees Concerning Independence), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the BOD has determined that the audited financial statements be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018 for filing with the SEC.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this report. References to the Company in this Exhibit List mean QHY Group, a Nevada corporation.

Exhibit No.	Description
2.1	Exchange Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10 filed May 14, 2018 (“Form 10 Registration Statement”)).
3.1	Articles of Incorporation. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A Amendment No. 1 filed February 29, 2008.
3.2	Certificate of Amendment to Articles of Incorporation changing the name of the Company to Yakun International Investment and Holding Group (incorporated herein by reference to Exhibit 3.2 to the Company’s Report on Form 8-K/A filed December 21, 2011).
3.3	Certificate of Amendment to Articles of Incorporation changing the name of the Company to QHY Group (incorporated herein by reference to Exhibit 3.5 to the Company’s Report on Form 10-Q filed August 9, 2018).
3.4	Amended and Restated By Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Report on Form 10-K filed March 30, 2012).
10.1	License and Requirement Supply Agreement among PBG Water Solutions International, Inc., Beijing QHY Environment S & T Co. Ltd. and Mao Xu (incorporated herein by reference to Exhibit 10.1 to Form 10 Registration Statement).
10.2	Amendment to License and Supply Agreement PBG Water Solutions International, Inc., Beijing QHY Environment S & T Co. Ltd. and Mao Xu (incorporated herein by reference to Exhibit 10.2 to Form 10 Registration Statement).
10.3	Credit Loan Agreement PBG Water Solutions International, Inc., the Company and Dragon & Tiger Holding Limited (incorporated herein by reference to Exhibit 10.3 to Form 10 Registration Statement).
10.4	Warrant issued to Dragon & Tiger Holding Limited (incorporated herein by reference to Exhibit 10.4 to Form 10 Registration Statement).
10.5	Agreement dated February 20, 2018, between the Company and Rebus Capital Group and Pluris Capital Group (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10/A (Amendment No. 1) filed July 3, 2018).
10.6	Securities Purchase Agreement with Zhigang Hou (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2018).
10.7	Securities Purchase Agreement with Han Wang, Rouchen Zhang, Boxin Zhang, Zhenjun Zhang, Bin Xu and Weida Xie (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 28, 2018).
10.8	2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on October 3, 2018).
21.1	Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Form 10 Registration Statement).
23.1	Consent of Yu Certified Public Accountant, P.C.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2019

QHY GROUP

By:	/s/ Mao Xu
Mao Xu President, Chief Executive Officer and Chief Financial Officer (principal executive and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on April 1, 2019 in the capacities indicated.

Signature	Capacity

/s/ Mao Xu	President, CEO, CFO and a Director
Mao Xu	(principal executive and financial officer)

/s/ Roy Teng	Director
Roy Teng

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

QHY Group

Opinion on the Financial Statements

We have audited the accompanying balance sheets of QHY Group (the “Company”, previously “PBG Water International Solutions, Inc.”) as of December 31, 2018, and 2017, and the related statements of operations, changes in stockholders’ deficits and statements of cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of QHY Group as of December 31, 2018, and 2017, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, although the Company has limited operations, it has not yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

New York, New York

April 1, 2019

Certified Public Accountants

99 Madison Avenue, Suite 601, New York NY 10016

Tel: 347-618-9237, 718-813-2130

Email: Info@ywlcpa.com

QHY Group

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	December 31, 2018	December 31, 2017

ASSETS
Cash	$116	$-
Inventories	292,500	-
Due from a related party	2,196,500	-
Prepaid expenses and other current assets	458,537	-
Total assets	2,947,653	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	90,575	11,500
Advance from a customer – related party	292,500	-
Due to related parties	182,500	208,216
Other current liabilities	10,188	-
Total current liabilities	575,763	219,716

Long-term loan from a shareholder and interest payable	298,716	-
Total liabilities	874,479	219,716

Stockholders’ deficit
Preferred stock, 5,000,000 shares authorized, 0 shares outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 and 70,000,000 shares authorized, 87,269,789 and 13,259,600 shares issued and outstanding at December 31, 2018 and December 31, 2017	87,270	13,260
Additional paid in capital	7,243,001	(36,851)
Accumulated deficit	(5,257,097)	(196,125)
Total stockholders’ equity/(deficit)	2,073,174	(219,716)

Total liabilities and stockholders’ equity/(deficit)	$2,947,653	$-

See notes to the consolidated financial statements

QHY Group

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

	Years ended December 31,
	2018	2017
Revenue	$-	$-
Cost of Revenue	-	-
Gross profit	-	-

Expenses
Listing fees	13,927	-
Professional fees	135,300	35,950
Professional fees – related party	95,000	114,402
License and royalty-related party	50,000	37,500
General and administrative	188,258	19,652
Total operating expenses	482,485	207,504

Other income/(expenses)
Investment income	100	-
Interest expenses	(14,996)	-
Cost of issuing warrants for credit loan	(4,540,000)	-
Total other expenses	(4,554,896)	-

Net loss	(5,037,381)	(207,504)

Other comprehensive income	-	-
Total comprehensive income	$(5,037,381)	$(207,504)

Earnings per share – basic and diluted	$(0.066)	$(0.016)
Weighted average number of shares outstanding – basic and diluted	76,563,487	13,259,600

See notes to the consolidated financial statements

QHY Group

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

(Expressed in U.S. dollars)

	Common Stocks		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	deficit	deficit

Balance as of December 31, 2016	13,259,600	$13,260	(36,851)	$11,379	$(12,212)

Net loss for the year	-	-	-	(207,504)	(207,504)
Balance as of December 31, 2017	13,259,600	$13,260	(36,851)	$(196,125)	$(219,716)

Recapitalization- PBG Water and Yakun International	65,839,439	65,839	(65,839)	(23,591)	(23,591)
Issue warrants for credit loan	-	-	4,540,000	-	4,540.000
Issue common shares to consultants	1,515,000	1,515	615,847	-	617,362
Issue common shares for capital	6,655,750	6,656	2,189,844	-	2,196,500
Net loss for the year	-	-	-	(5,037,381)	(5,037,381)
Balance as of December 31, 2018	87,269,789	$87,270	7,243,001	$(5,257,097)	$2,073,174

See notes to the financial statements

QHY Group

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

	Year ended December 30,
	2018	2017
Cash flows from operating activities
Net loss	$(5,037,381)	$(207,504)
Interest expenses	14,996	-
Cost of issuing warrants for credit loan	4,540,000	-
Consulting fee paid by common shares	169,113	-
Investment income	(100)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Inventories	(292,500)	-
Accounts payable	56,238	6,500
License fee payable – related party	50,000	37,500
Professional fee payable – related party	95,000	-
Advance from a customer	292,500	-
Net cash used in operating activities	(112,134)	(163,504)

Net cash provided by investing activities	-	-

Cash flows from financing activities
Cash proceeds from shareholder loan	112,250	163,504
Net cash provided by financing activities	112,250	163,504

Net increase in cash and cash equivalents	116	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$116	$-

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$-

Non-cash activities:
Warrants issued for obtaining credit loan	$4,540,000	$-
Common stock issued for consulting services	617,363	-
Stock subscription collected by a related party	$2,196,500	$-

See notes to the consolidated financial statements

QHY Group

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

On September 13, 2011, the Company consummated a Share Exchange Agreement with the shareholders of Vast Glory, pursuant to which it acquired 100% of the outstanding capital stock of Vast Glory in exchange for 8,250,000 shares of the Company’s common stock, which constituted approximately 68% of its issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the acquisition pursuant to the Exchange Agreement (the “Acquisition”). The Acquisition was accounted for as a reorganization of entities under common control.

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

On December 21, 2017, Yakun International incorporated QHY Water Solutions International Corp (“QHY Water Solutions”) under the law of State of Nevada as its wholly owned subsidiary. On March 8, 2018, QHY Water Solutions incorporated QHY Environmental Science & Technologies Oceania Limited (“QHY Oceania”) under the law of New Zealand. QHY Oceania was 51% owned by QHY Water Solutions, and 49% owned by a New Zealand company. On April 17, 2018, QHY Water Solutions incorporated QHY New Zealand LLC (“QHY NZ”) under the law of the State of Nevada as a Limited Liability Company. QHY NZ was 51% owned by QHY Water Solutions, and 49% owned by a third party. QHY Water Solutions, QHY Oceania and QHY NZ have not generated any revenue since their inception.

On July 31, 2018, the Company filed an amendment to articles of incorporation changing its corporate name to QHY Group. The amendment became effective August 31, 2018.

In October 2018, QHY Water solutions transferred all of the outstanding shares of QHY Oceania and QHY NZ it owned to a non-affiliate for $100. Since both QHY Oceania and QHY NZ had no business or asset as of the disposal date, the transaction was accounted as an asset disposal, and an investment income of $100 was recorded.

In December 2018, the Company issued 1,515,000 shares of common stock to certain consultants for services rendered or to be rendered (See Note 9).

In December 2018, the Company entered into a series of securities purchase agreements with certain non-affiliate investors for the sale of 6,655,750 shares of the Company’s common stock for aggregate consideration of $2,196,500. Of the shares sold, 5,972,582 were issued to six investors for $1,851,500 and the remaining 683,168 shares were sold to a single investor for $345,000.

2. Going concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

3. Summary of significant accounting policies

(a) Basis of presentation and principles of consolidation

The consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in U.S. dollars.

The consolidated financial statements included the accounts of the Company and its wholly-owned subsidiary PBG Water Solutions, and included its wholly-owned subsidiary QHY Water Solutions since December 21, 2017. All significant intercompany balances and transactions have been eliminated in consolidation. Financial statements of QHY Oceania and QHY NZ were included from their date of incorporation in 2018 to the date they were disposed in December 2018.

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

(c) Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

(d) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method. Cost of work in progress and finished goods comprise direct materials, direct production costs and an allocation of production overheads based on normal operating capacity.

Inventories also include finished goods shipped to certain customers for which the related revenue was not recognized since collectability was not reasonably assured at time of shipment in accordance with the Company’s accounting policy on revenue recognition. The Company records a write down of the cost of these finished goods, when it is determined that such finished goods are not expected to be recovered through subsequent cash collection or other means, such as repossession.

(e) Income taxes

The Company’s income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in the U.S. during the year ended December 31, 2018. Significant judgments and estimates by management are required in determining the consolidated income tax expense assessment.

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC 740, “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

The calculation of the Company’s tax liabilities may involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across its global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Except as noted below, management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position.

A tax benefit from an uncertain tax position may only be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. As of December 31, 2018, the Company did not have any uncertain tax positions.

The Company adjusts its tax liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from its current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

On December 22, 2017, the 2017 Tax Act (the “Act”) was passed. Due to the significant complexity of the Act, the Securities Exchange Commission has issued its Staff Accounting Bulletin 118 (“SAB 118”) to provide companies additional time to analyze and report the effects of tax reform. Under SAB 118, companies are required to record those items where analysis is complete, include reasonable estimates and label them as provisional where analysis is incomplete, and if reasonable estimates cannot be made, record items under the previous tax law. Companies are required to have their analysis completed within one year. The tax effects related to the Act was not material to the Company and its subsidiaries since they were either recently incorporated or dormant before the PBG SEA.

(f) Share Based Expenses

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

(g)  Loss per share

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

	Year ended
Dilutive shares not included	December 31,
in loss per share computation	2018	2017

Warrants	50,000,000	-

(h)  Related parties

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

(i)  Functional currency and foreign currency translation and transactions

The Company’s functional and reporting currency is the U.S. dollar (“US$”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the last date of the months the transactions occurred. The Company had no monetary assets and liabilities denominated in foreign currencies at the balance sheet dates.

(j)  Fair value

The carrying value of the Company’s financial instruments including cash and cash equivalents, other current assets, interest payable, other current liabilities and due to related parties approximate their fair values because of the short-term maturity of these financial instruments.

(k)  Recently issued accounting standards not yet adopted

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

4. Inventories

Inventories of $292,500 as of December 31, 2018 represented an integrated wastewater treatment module PBG Water Solutions purchased from Beijing QHY Environment S & T Co., Ltd. (“Beijing QHY”), a related party of the Company. As of December 31, 2018, the Company had not transferred title to the equipment to its customer. (See Note 8)

5. Due from a related party

Renminbi (the “RMB”) equivalent to $2,196,500 as proceeds from issuing 6,655,750 shares of the Company’s common stock (see Note 9) was collected by Beijing QHY on behalf of the Company. The monies are considered held by Beijing QHY for the benefit of the Company.

6. Prepaid expenses and other current assets

The balance mainly consisted of $458,537 prepaid to several consultants to the Company in form of the Company’s common stock (see Note 9) pursuant to agreements with remaining services terms of less than 12-months as of December 31, 2018.

7. Advance from a customer

$292,500 advance from a customer represented the amount QHY Water Solutions received from QHY Oceania for a portion of the full price for a wastewater treatment module QHY Oceania purchased from QHY Water Solutions.

8. Related party transactions and balances

a) Related party transactions

	The year ended
	December 31,
	2018	2017

Loan from a shareholder	$114,980		$163,504
Interest expense to a shareholder	14,996		-
Fair value of warrants issued to a shareholder	4,540,000		-
Fee for professional services provided by related parties	95,000		114,402
License fee expense to a related party	50,000		37,500
Subscription received by a related party on behalf of the Company	2,196,500		-
Inventories purchased from a related party	292,500		-
Advance received from a related party	$292,500	$

b) Related party payables

	December 31, 2018	December 31, 2017

Long-term loan from a shareholder	$283,720	$-
Payable to a shareholder	-	170,716
Interest payable to a shareholder	14,996	-
Payable to a related party for license fee	87,500	37,500
Professional fee payable to related parties	95,000	-
Due from a related party	2,196,500	-
Advance from a related party	$292,500	$-

On May 1, 2018, PBG Water Solutions and Yakun International (subsequently renamed “QHY Group”), entered into a Credit Loan Agreement with a 20.8% shareholder of QHY Group (the “Lender”). The Lender had provided operating capital to PBG Water Solutions since its inception, and to the Company since the consummation of PBG SEA. Pursuant to the Credit Loan Agreement, the Lender will provide a loan of $500,000 to the Company for 2 years with 10% annual interest which shall be applied from the date of the Credit Loan Agreement. In compensation for the loan credit, the Company issued to the Lender a 3-year cashless warrant, which entitles the Lender to purchase 50 million (50,000,000) shares of the Company’s common stock at an exercise price of $0.01. The warrant cannot be exercised before April 1, 2019, and shall be void and non-exercisable if the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. As of December 31, 2018 and 2017, the Lender has provided $283,720 to the Company and $170,716 to PBG Water Solutions. During the year ended December 31, 2018 the Lender provided $114,980 to the Company and PBG Water Solutions. During the year ended December 31, 2017 the Lender provided $163,504 to the Company and PBG Water Solutions. During the year ended December 31, 2018, the Company recorded $14,996 interest expenses incurred from the loan, and recorded $4,540,000 cost for issuing the warrant to the shareholder.

PBG Water Solutions’ sole director from inception to December 31, 2017 is an attorney and provided legal services to PBG Water Solutions during the year ended December 31, 2017 with a service fee of $114,402. The directorship was terminated upon the consummation of PBG SEA. During the year ended December 31, 2018, service of $105,391 was provided by the attorney.

In February 2018, PBG Water Solutions entered into a financial advisory agreement with Rebus Capital Group (the “Rebus”), an entity affiliated with a shareholder of the Company, pursuant to which PBG Water Solutions will pay Rebus $30,000 per quarter. The agreement has a term of five years from March 2018 but is cancellable by either party on sixty days’ notice. The service fee for the first 3 months was waived by Rebus. Professional service expense related to this agreement was $95,000 for the year ended December 31, 2018.

In April 2017, PBG Water Solutions entered into a License and Supply Agreement with an individual shareholder who owned 50% of PBG Water Solutions’ common stock and the shareholder’s majority owned company Beijing QHY Environment S & T Co., Ltd. (Beijing QHY). Pursuant to the License and Supply Agreement and its Amendment entered into in June 2017, the individual shareholder and Beijing QHY (the “Licensor”) granted PBG the exclusive use of 21 patents in any area outside the People’s Republic of China (the “PRC”) for 20 years. A one-time fee of $1 million shall be paid before December 31, 2021, and royalties of 1% of the net revenue received by PBG from the sale, license or other distribution of the licensed products shall be paid annually. In addition, the Licensor shall supply PBG Water Solutions licensed products at prices agreed upon from time to time by the Licensor and PBG Water Solutions. During the year ended December 31, 2018, QHY Water Solutions purchased an integrated wastewater treatment equipment from Beijing QHY for $292,500. The Company, QHY Water Solutions and PBG Water Solutions didn’t generate any net revenue from the licensed equipment or products yet during the year ended December 31, 2018. The Company recorded a $50,000 license fee expense for the year ended December 31, 2018 and made no payment of license fees as of December 31, 2018. The shareholder/licensor owned 41.6% of the Company’s common stocks after giving effect to the PBG SEA and owns 47.15% of the Company’s common stocks as of December 31, 2018.

QHY Oceania which was 51% owned by QHY Water Solutions from its inception until QHY Water Solutions sold all of the outstanding shares it owned to a non-affiliate party in October 2018. During the year ended December 31, 2018, QHY Oceania issued a purchase order to QHY Water Solutions for an integrated wastewater treatment module and paid $292,500 in advance, a portion of the purchase price. The equipment had not been transferred to QHY Oceania as of December 31, 2018.

In December 2018, the Company issued 6,655,750 shares of the Company’s common stock for aggregate consideration of $2,196,500. Beijing QHY collected the subscription on behalf of the Company in RMB. The monies are considered held by Beijing QHY for the benefit of the Company.

9. Stockholder’s equity

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

In October 2018, the Company hired certain consultants to provide services related but not limited to: general advisory services relating to the Company operating as a publicly traded enterprise, strategic planning and execution, corporate governance and financial reporting. Pursuant to the each agreement, the service term is 12 months and the Company shall pay the Consultants an aggregate of 1,500,000 shares of the Company’s common stock which was delivered at inception of the Agreements. The shares were issued in December 2018. In November 2018, the Company hired a consultant for investor relations and strategic planning, pursuant to an agreement whereby the Company shall issue to the consultant 20,000 shares of the Company’s common stock each month. As of December 31, 2018, the Company has issued 15,000 shares of common stock to the consultant. Cost for the consulting service was measured based on the fair value of the Company’s common stock at the date of the consulting agreement since the common stock was vested and non-forfeitable upon the entry into the agreement. The fair value of the common stock was estimated to be $0.4075, and resulted in $617,550 for the fair value of the 1,515,000 common shares issued. $169,113 consulting expense was incurred during the year ended December 31, 2018.

In December 2018, the Company issued 6,655,750 shares of the Company’s common stock for aggregate consideration of $2,196,500.

Warrants

On May 1, 2018, the Company issued warrants to a shareholder pursuant to the Credit Loan Agreement (See Note 8). The warrants issued by the Company are classified as equity. The fair value of the warrants was recorded as additional-paid-in-capital, and no further adjustments are made.

The fair value of the stock warrants granted was estimated at $4,540,000 on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $ 0.01 per share, average risk-free interest rate of 2.66%, expected dividend yield of zero, expected lives of 3 years and an average expected volatility of 35%.

A summary of the status of the Company’s warrants as of December 31, 2018 is presented below:

Number of
warrants
Warrants as at December 31, 2017	-
Warrants granted	50,000,000
Exercised, forfeited or expired	-
Outstanding at December 31, 2018	50,000,000
Exercisable at December 31, 2018	-

The following table summarizes information about the Company’s warrants as of December 31, 2018:

	Warrants outstanding			Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$0.01	50,000,000	3	$0.01	0	$0.01

Equity Incentive Plan

In July 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) which provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards and performance awards. The maximum aggregate number of shares that may be subject to awards under the 2018 Plan is 10,000,000.

Following is a reconciliation of the shares available to be issued under the 2018 Plan as of December 31, 2018:

Shares Available for Grant
Balance as of July 31, 2018	10,000,000
Stock awards granted	(1,515,000)
Stock awards forfeited	-

Balance as of December 31, 2018	8,485,000

10. Income taxes

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because it has experienced operating losses. When it is more likely than not that a tax asset cannot be realized through future income, the Company must take a full valuation allowance for this future tax benefit. The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the year ended December 31, 2018, or during the prior three years applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns have been appropriately filed by the Company.

Income tax provision at the federal statutory rate	21%
Effect of operating losses	(21)%
-%

Net deferred tax assets consist of the following:

	December 31, 2018	December 31, 2017

Net operating loss carry forward	$115,077	$46,140
Valuation allowance	(115,077)	(46,140)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	Year ended
	December 31,
	2018	2017

Tax at statutory rate (21%)	$1,057,850	$43,576
Non-deductible expenses	(988,914)
Increase in valuation allowance	(68,936)	(43,576)
Income tax expenses	$-	$-

The Company did not pay any income taxes during the year ended December 31, 2018 or 2017.

11. Subsequent events

In accordance with FASB standards, the Company evaluated subsequent events through the date it filed this report with the Securities and Exchange Commission (“SEC”) and no subsequent events occurred that required disclosure in the accompanying consolidated financial statements.