Form 10-Q
period 2019-03-31
QHY GROUP
filed 2019-05-02
CIK 1423723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  March 31, 2019

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Act:

None

As of May 1, 2019, the registrant had outstanding 87,269,789 shares of common stock.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements as defined under the U.S. federal securities laws. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions identify forward looking statements, which generally are not historical in nature. Forward looking statements are subject to risks and uncertainties that could cause actual results to materially differ from the Company’s historical experience and its current expectations or projections indicated in any forward looking statements. These risks include, but are not limited to, risks associated with beginning a new business, operating risks, risks associated with raising capital, dependence upon management and risks associated with recruiting personnel, our ability to develop our water treatment solutions and gain market acceptance thereof, compliance with environmental and other governmental regulations, competition with existing and future providers of water treatment solutions, as well as the other risks described in Item 1.A in our Report on Form 10-K filed on April 1, 2018 and discussed in our future filings with the SEC. You should not place undue reliance on forward looking statements, which speak only as of the date they are made. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Given these uncertainties, you should not place undue reliance on forward-looking statements.

ii

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QHY Group

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash	$71	$116
Inventories	292,500	292,500
Due from a related party	2,196,500	2,196,500
Prepaid expenses and other current assets	305,725	458,537
Total assets	2,794,796	2,947,653

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	77,511	90,575
Advance from a customer – related party	292,500	292,500
Due to related parties	223,500	182,500
Other current liabilities	18,338	10,188
Total current liabilities	611,849	575,763

Long-term loan from a shareholder and interest payable	323,920	298,716
Total liabilities	935,769	874,479

Stockholders’ deficit
Preferred stock, 5,000,000 shares authorized, 0 shares outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 87,269,789 shares issued and outstanding at March 31, 2019 and December 31, 2018	87,270	87,270
Additional paid in capital	7,243,001	7,243,001
Accumulated deficit	(5,471,244)	(5,257,097)
Total stockholders’ equity	1,859,027	2,073,174

Total liabilities and stockholders’ equity	$2,794,796	$2,947,653

See notes to the unaudited consolidated financial statements

QHY Group

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

	Three Months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue	$-	$-
Cost of Revenue	-	-
Gross profit	-	-

Expenses
Listing fees	1,355	246
Professional fees	3,025	12,500
Professional fees – related party	28,500	-
License and royalty-related party	12,500	12,500
General and administrative	161,737	3,517
Total operating expenses	207,117	28,763

Other expenses
Interest expenses	7,030	-
Total other expenses	7,030	-

Net loss	(214,147)	(28,763)

Other comprehensive income	-	-
Total comprehensive income	$(214,147)	(28,763)

Earnings per share – basic and diluted	$(0.002)	(0.002)
Weighted average number of shares outstanding – basic and diluted	87,269,789	13,259,600

See notes to the unaudited consolidated financial statements

QHY Group

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

	Three Months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(214,147)	$(28,763)
Interest expenses	7,030	-
Consulting fee paid by common shares	160,963	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(13,065)	(8,229)
License fee payable – related party	12,500	-
Professional fee payable – related party	28,500	-
Net cash used in operating activities	(18,219)	(36,992)

Net cash provided by investing activities	-	-

Cash flows from financing activities
Cash proceeds from shareholder loan	18,174	36,992
Net cash provided by financing activities	18,174	36,992

Net decrease in cash and cash equivalents	(45)	-
Cash and cash equivalents at beginning of period	116	-
Cash and cash equivalents at end of period	$71	$-

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$-

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

The unaudited consolidated interim financial information as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited consolidated interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K filed on April 1, 2019.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2019, its consolidated results of operations for the three months ended March 31, 2019 and 2018, and its consolidated cash flows for the three months ended March 31, 2019 and 2018, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

(c)  Loss per share

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

	Three Months Ended
	March 31,
Dilutive shares not included in loss per share computation	2019	2018
	(Unaudited)	(Unaudited)
Warrants	50,000,000	-

(d)  Recently issued accounting standards not yet adopted

The company does not expect the adoption of any recent accounting standards to have a material impact on its financial statements except for:

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13) (“ASU 2018-13”). ASU 2018-13 modifies certain disclosure requirements on fair value measurements, including (i) clarifying narrative disclosure regarding measurement uncertainty from the use of unobservable inputs, if those inputs reasonably could have been different as of the reporting date, (ii) adding certain quantitative disclosures, including (a) changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and (iii) removing certain fair value measurement disclosure requirements, including (a) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (b) the policy for timing of transfers between levels of the fair value hierarchy and (c) the valuation processes for Level 3 fair value measurements. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. Management does not plan to early adopt this guidance and is currently evaluating the impact of adopting ASU No. 2018-13 on its consolidated financial statements.

4. Inventories

Inventories of $292,500 as of March 31, 2019 and December 31, 2018 represented an integrated wastewater treatment module PBG Water Solutions purchased from Beijing QHY Environment S & T Co., Ltd. (“Beijing QHY”), a related party of the Company. As of March 31, 2019, the Company had not transferred title to the equipment to its customer. (See Note 8)

5. Due from a related party

Renminbi (the “RMB”) equivalent to $2,196,500 as proceeds from issuing 6,655,750 shares of the Company’s common stock (see Note 9) was collected by Beijing QHY on behalf of the Company. The monies are considered held by Beijing QHY for the benefit of the Company.

6. Prepaid expenses and other current assets

The balance mainly consisted of $305,725 prepaid to several consultants to the Company in form of the Company’s common stock (see Note 9) pursuant to agreements with remaining services terms of less than 12-months as of March 31, 2019.

7. Advance from a customer

$292,500 advance from a customer represented the amount QHY Water Solutions received from QHY Oceania for a portion of the full price for a wastewater treatment module QHY Oceania purchased from QHY Water Solutions.

8. Related party transactions and balances

a) Related party transactions

	The Three Months Ended
	March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Loan from a shareholder	$18,174	$14,992
Interest expense to a shareholder	7,030	-
Fee for professional services provided by related parties	28,500	9,500
License fee expense to a related party	$12,500	$12,500

b) Related party payables

	March 31, 2019	December 31, 2018
	(Unaudited)
Long-term loan from a shareholder	$301,894	$283,720
Interest payable to a shareholder	22,026	14,996
Payable to a related party for license fee	100,000	87,500
Professional fee payable to related parties	123,500	95,000
Due from a related party	2,196,500	2,196,500
Advance from a related party	$292,500	$292,500

On May 1, 2018, PBG Water Solutions and Yakun International (subsequently renamed “QHY Group”), entered into a Credit Loan Agreement with a 20.8% shareholder of QHY Group (the “Lender”). The Lender had provided operating capital to PBG Water Solutions since its inception, and to the Company since the consummation of PBG SEA. Pursuant to the Credit Loan Agreement, the Lender will provide a loan of $500,000 to the Company for 2 years with 10% annual interest which shall be applied from the date of the Credit Loan Agreement. In compensation for the loan credit, the Company issued to the Lender a 3-year cashless warrant, which entitles the Lender to purchase 50 million (50,000,000) shares of the Company’s common stock at an exercise price of $0.01. The warrant cannot be exercised before June 1, 2019, and shall be void and non-exercisable if the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. As of March 31, 2019 and December 31, 2018, the Lender has provided $301,894 and $283,720 to the Company, respectively. During the three months ended March 31, 2019 and 2018 the Lender provided $18,174 and $14,992 to the Company, respective. During the three months ended March 31, 2019 and 2018, the Company recorded $7,030 and $0 interest expenses incurred from the loan.

In February 2018, PBG Water Solutions entered into a financial advisory agreement with Rebus Capital Group (the “Rebus”), an entity affiliated with a shareholder of the Company, pursuant to which PBG Water Solutions will pay Rebus $30,000 per quarter. The agreement has a term of five years from March 2018 but is cancellable by either party on sixty days’ notice. The service fee for the first 3 months was waived by Rebus. Professional service expense related to this agreement was $28,500 and $9,500 for the three months ended March 31, 2019 and 2018, respectively.

In April 2017, PBG Water Solutions entered into a License and Supply Agreement with an individual shareholder who owned 50% of PBG Water Solutions’ common stock and the shareholder’s majority owned company Beijing QHY Environment S & T Co., Ltd. (Beijing QHY). Pursuant to the License and Supply Agreement and its Amendment entered into in June 2017, the individual shareholder and Beijing QHY (the “Licensor”) granted PBG the exclusive use of 21 patents in any area outside the People’s Republic of China (the “PRC”) for 20 years. A one-time fee of $1 million shall be paid before December 31, 2021, and royalties of 1% of the net revenue received by PBG from the sale, license or other distribution of the licensed products shall be paid annually. In addition, the Licensor shall supply PBG Water Solutions licensed products at prices agreed upon from time to time by the Licensor and PBG Water Solutions. During the year ended December 31, 2018, QHY Water Solutions purchased an integrated wastewater treatment equipment from Beijing QHY for $292,500. The Company, QHY Water Solutions and PBG Water Solutions didn’t generate any net revenue from the licensed equipment or products yet during the year ended December 31, 2018. The Company recorded a $12,500 license fee expense for the three months ended March 31, 2019 and made no payment of license fees as of March 31, 2019. The shareholder/licensor owned 41.6% of the Company’s common stocks after giving effect to the PBG SEA and owns 47.15% of the Company’s common stocks as of March 31, 2019.

QHY Oceania which was 51% owned by QHY Water Solutions from its inception until QHY Water Solutions sold all of the outstanding shares it owned to a non-affiliate party in October 2018. During the year ended December 31, 2018, QHY Oceania issued a purchase order to QHY Water Solutions for an integrated wastewater treatment module and paid $292,500 in advance, a portion of the purchase price. The equipment had not been transferred to QHY Oceania as of March 31, 2019.

In December 2018, the Company issued 6,655,750 shares of the Company’s common stock for aggregate consideration of $2,196,500. Beijing QHY collected the subscription on behalf of the Company in RMB. The monies are considered held by Beijing QHY for the benefit of the Company as of March 31, 2019.

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

In October 2018, the Company hired certain consultants to provide services related but not limited to: general advisory services relating to the Company operating as a publicly traded enterprise, strategic planning and execution, corporate governance and financial reporting. Pursuant to each agreement, the service term is 12 months and the Company shall pay the Consultants an aggregate of 1,500,000 shares of the Company’s common stock which was delivered at inception of the Agreements. The shares were issued in December 2018. In November 2018, the Company hired a consultant for investor relations and strategic planning, pursuant to an agreement whereby the Company shall issue to the consultant 20,000 shares of the Company’s common stock each month. As of March 31, 2019, the Company has issued 15,000 shares of common stock to the consultant. Cost for the consulting service was measured based on the fair value of the Company’s common stock at the date of the consulting agreement since the common stock was vested and non-forfeitable upon the entry into the agreement. The fair value of the common stock was estimated to be $0.4075, and resulted in $617,550 for the fair value of the 1,515,000 common shares issued. $160,963 consulting expense was incurred during the three months ended March 31, 2019.

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

A summary of the status of the Company’s warrants as of March 31, 2019 is presented below:

Number of
warrants
(Unaudited)
Warrants as at December 31, 2018	-
Warrants granted	50,000,000
Exercised, forfeited or expired	-
Outstanding at March 31, 2019	50,000,000
Exercisable at March 31, 2019	-

The following table summarizes information about the Company’s warrants as of March 31, 2019:

	Warrants outstanding			Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
$0.01	50,000,000	3	$0.01	0	$0.01

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

Following is a reconciliation of the shares available to be issued under the 2018 Plan as of March 31, 2019:

Shares Available for Grant
(Unaudited)
Balance as of December 31, 2018	8,485,000
Stock awards granted	-
Stock awards forfeited	-

Balance as of March 31, 2019	8,485,000

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended March 31, 2019, or during the prior three years applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns have been appropriately filed by the Company.

Income tax provision at the federal statutory rate	21%
Effect of operating losses	(21)%
-%

Net deferred tax assets consist of the following:

	March 31, 2019	December 31, 2018
	(Unaudited)
Net operating loss carry forward	$126,246	$115,077
Valuation allowance	(126,246)	(115,077)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	Three Months Ended
	March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Tax at statutory rate (21%)	$44,971	$6,040
Non-deductible expenses	(33,802)	-
Increase in valuation allowance	(11,169)	(6,040)
Income tax expenses	$-	$-

The Company did not pay any income taxes during the three months ended March 31, 2019 and 2018.

11. Subsequent events

In accordance with FASB standards, the Company evaluated subsequent events through the date it filed this report with the Securities and Exchange Commission (“SEC”) and no subsequent events occurred that required disclosure in the accompanying consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our Item 1A of our 2018 Form 10-K that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

During the next 12 months, we anticipate incurring costs for sales and marketing efforts, costs related to initial performance under any contract entered into and costs incurred to file Exchange Act reports. We believe we will be able to meet these costs through amounts, as necessary, to be loaned by or invested in us by our principal stockholders or other investors, including the $2.20 million raised in the equity financing closed in December 2018. We have no specific plans, understandings or agreements with respect to the raising of additional funds at this time except for a credit loan agreement we entered with a shareholder for $500,000 on May 1, 2018. We may seek to raise capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds may have a severe negative impact on our ability to become a viable company.

Results of Operations

Three Months Ended March 31, 2019 as compared to Three Months Ended March 31, 2018

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

Total operating expenses were $207,117 and $3,517 for the three months ended March 31, 2019 and 2018, respectively. The increase in operating expenses for the three months ended March 31, 2019 is attributable principally to an increase in general administrative expenses of approximately $158,220 associated with our activities in New Zealand, which mainly consisted of $160,963 in consulting fees for market exploration that was paid in our common stock. During the three months ended March 31, 2019, we incurred $19,025 more professional fees than in the three months ended March 31, 2018, because we incurred 3-months of fees to Rebus Capital Group in the three months ended March 31, 2019, while in the three months ended March 31, 2018, only 1-month fee was incurred. During the three months ended March 31, 2019, we incurred interest expense of $7,030 for the 2-year $500,000 loan from a shareholder.

Net loss for the three months ended March 31, 2019 was $214,147, as compared to a net loss of $28,763 for the three months ended March 31, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of March 31, 2019 and December 31, 2018, we had an insignificant amount of cash. We have not generated revenues to fund our operating expenses since formation and have had to rely upon the efforts of two of our stockholders on our behalf and contributions from our stockholders and the proceeds from the sale of our securities. In all likelihood, we will remain dependent upon our management and stockholders and the proceeds from the sale of our securities to fund our cash needs until we generate meaningful revenues.

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

In May 2018, we entered into a Credit Loan Agreement with Dragon & Tiger Holding Limited (“D&T”), one of our shareholders, which is controlled by one of our directors. Pursuant to the agreement, D&T has agreed to lend us up to $500,000. All amounts borrowed are to bear interest at the rate of 10% per annum. Accrued interest through the end of 2018 and 2019 is to be paid no later than 90 days after the end of each year. All amounts borrowed are to be repaid in full on or before May 1, 2020. In addition to interest, D&T was issued warrants to purchase 50,000,000 shares of our common stock at a price of $0.01 per share. The warrants cannot be exercised before June 1, 2019, and have an expiration date of May 31, 2023 or such earlier date as the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. As of March 31, 2019 and December 31, 2018, D&T has advanced an aggregate of $301,894 and $283,720, respectively, to PBG and QHY Group.

The following table summarizes the Company’s cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(18,219)	$(36,992)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	18,174	36,992
Net decrease in cash and cash equivalents	$71	$-

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

Critical Accounting Policies

For a discussion of our “Critical Accounting Policies and Estimates,” refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting policies and estimates since December 31, 2018.

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

Mao Xu, in his capacity as our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on this evaluation, our chief executive officer/chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that, as of the end of such period, our disclosure controls and procedures were not effective due to a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission; insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and a lack of segregation of duties, in that we had only had one person performing all accounting-related duties.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our three month period ended March 31, 2019, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

Reference is made to the risks and uncertainties disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), which is incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our 2018 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously disclosed in our reports filed pursuant to the Exchange Act,, we have not issued any unregistered equity securities since January 1, 2019.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS

Exhibit No.	Description
2.1	Exchange Agreement (incorporated herein by reference to Exhibit 2.1 to Registration Statement on Form 10 filed May 14, 2018)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A Amendment No. 1 filed February 29, 2008).
3.2	Certificate of Amendment to Articles of Incorporation changing the name of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K filed March 30, 2012).
3.3	Certificate of Amendment to Articles of Incorporation increasing the number of authorized shares of capital stock ((incorporated by reference to Exhibit 3.3 to the Registrant’s Report on Form 10-Q filed August 9, 2018).
3.4	Certificate of Designation authorizing the issuance of Series A Preferred Stock (incorporated by reference to Exhibit 3.4 to the Registrant’s Report on Form 10-Q filed August 9, 2018).
3.5	Certificate of Amendment to Articles of Incorporation changing the name of the Company to QHY Group (incorporated herein by reference to Exhibit 3.5 to the Company’s Report on Form 10-Q filed August 9, 2018).
3.6	Amended and Restated By Laws Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Report on Form 10-K filed March 30, 2012).
31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of Exchange Act.
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2019.

QHY Group

By:	/s/ Mao Xu
Mao Xu
President, Chief Executive Officer
(principal executive and financial officer)