Form 10-Q
period 2019-06-30
QHY GROUP
filed 2019-08-14
CIK 1423723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  June 30, 2019

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2019, the registrant had outstanding 87,269,789 shares of common stock.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements as defined under the U.S. federal securities laws. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions identify forward looking statements, which generally are not historical in nature. Forward looking statements are subject to risks and uncertainties that could cause actual results to materially differ from the Company’s historical experience and its current expectations or projections indicated in any forward-looking statements. These risks include, but are not limited to, risks associated with beginning a new business, operating risks, risks associated with raising capital, dependence upon management and risks associated with recruiting personnel, our ability to develop our water treatment solutions and gain market acceptance thereof, compliance with environmental and other governmental regulations, competition with existing and future providers of water treatment solutions, as well as the other risks described in Item 1.A in our Report on Form 10-K filed in April, 2019 and discussed in our future filings with the SEC. You should not place undue reliance on forward looking statements, which speak only as of the date they are made. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Given these uncertainties, you should not place undue reliance on forward-looking statements.

ii

QHY Group

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash	$226	$116
Inventories	292,500	292,500
Due from a related party	2,196,500	2,196,500
Prepaid expenses and other current assets	152,912	458,537
Total assets	2,642,138	2,947,653

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	212,115	90,575
Advance from a customer – related party	292,500	292,500
Due to related parties	624,095	182,500
Other current liabilities	18,338	10,188
Total current liabilities	1,147,048	575,763

Long-term loan from a shareholder and interest payable	-	298,716
Total liabilities	1,147,048	874,479

Stockholders’ deficit
Preferred stock, 5,000,000 shares authorized, 0 shares outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 87,269,789 shares issued and outstanding at June 30, 2019 and December 31, 2018	87,270	87,270
Additional paid in capital	7,243,001	7,243,001
Accumulated deficit	(5,835,181)	(5,257,097)
Total stockholders’ equity	1,495,090	2,073,174)

Total liabilities and stockholders’ equity	$2,642,138	$2,947,653

See notes to the unaudited consolidated financial statements

QHY Group

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-
Cost of Revenue	-	-	-	-
Gross profit	-	-	-	-

Expenses
Listing fees	3,545	3,350	4,900	3,596
Professional fees	15,559	35,510	18,584	35,510
Professional fees – related party	28,500	28,500	57,000	38,000
License and royalty-related party	12,500	12,500	25,000	25,000
General and administrative	296,250	28,933	457,987	35,450
Total operating expenses	356,354	108,793	563,471	137,556

Other expenses
Cost of issuing warrants for credit loan	-	4,540,000	-	4,540,000
Interest expenses	7,583	3,324	14,613	3,324
Total other expenses	7,583	4,543,324	14,613	4,543,324

Net loss	(363,937)	(4,652,117)	(578,084)	(4,680,880)

Net loss attributable to non-controlling interest	-	281	-	281
Net loss attributable to controlling interest	(363,937)	(4,651,836)	(578,084)	(4,680,599)

Other comprehensive income	-	-	-	-
Total comprehensive income	$(363,937)	(4,651,836)	$(578,084)	(4,680,599)

Earnings per share – basic and diluted	$(0.004)	(0.351)	$(0.007)	(0.353)
Weighted average number of shares outstanding – basic and diluted	87,269,789	13,259,600	87,269,789	13,259,600

See notes to the unaudited consolidated financial statements

QHY Group

UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	earnings	Deficit

Balance as of December 31, 2018	87,269,789	$87,270	7,243,001	$(5,257,097)	$2,073,174

Net loss	-	-	-	(214,147)	(214,147)
Balance as of March 31, 2019	87,269,789	87,270	7,243,001	(5,471,244)	1,859,027

Net loss	-	-	-	(363,937)	(363,937)
Balance as of June 30, 2019	87,269,789	87,270	7,243,001	(5,835,181)	(1,495,090)

See notes to the unaudited consolidated financial statements

QHY Group

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

	Six Months ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(578,084)	$(4,680,880)
Interest expenses	14,613	3,324
Cost of issuing warrants for credit loan	-	4,540,000
Consulting fee paid by common shares	313,776	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	121,539	(54,861)
License fee payable – related party	25,000	-
Professional fee payable – related party	57,000	-
Net cash used in operating activities	(46,156)	(192,417)

Net cash provided by investing activities	-	-

Cash flows from financing activities
Cash proceeds from shareholder loan	46,266	192,417
Net cash provided by financing activities	46,266	192,417

Net decrease in cash and cash equivalents	(110)	-
Cash and cash equivalents at beginning of period	116	-
Cash and cash equivalents at end of period	$226	$-

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$-

See notes to the unaudited consolidated financial statements

QHY Group

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

1. Organization and principal activities

QHY Group (the “Company”, or “we”), formerly named Yakun International Investment and Holding Group (“Yakun International”), was incorporated under the laws of the State of Nevada on October 16, 2007. Prior to the acquisition of Vast Glory Holdings Limited (“Vast Glory”) on September 13, 2011, the Company was a development stage company that had not generated any revenue from operations and maintained no essential assets since inception.

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

In October 2018, QHY Water solutions transferred all of the outstanding shares of QHY Oceania and QHY NZ it owned to a non-affiliate for $100. Since both QHY Oceania and QHY NZ had no business or assets as of the disposal date, the transaction was accounted as an asset disposal, and an investment income of $100 was recorded.

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

The unaudited consolidated interim financial information as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited consolidated interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K filed on April 1, 2019.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2019, its consolidated results of operations for the three and six months ended June 30, 2019 and 2018, and its consolidated cash flows for the six months ended June 30, 2019 and 2018, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

	Three Months Ended		Three Months Ended
Dilutive shares not included June 30,	June 30,		June 30,
in loss per share computation	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Warrants	50,000,000	50,000,000	50,000,000	50,000,000

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

4. Inventories

Inventories of $292,500 as of June 30, 2019 and December 31, 2018 represented an integrated wastewater treatment module PBG Water Solutions purchased from Beijing QHY Environment S & T Co., Ltd. (“Beijing QHY”), a related party of the Company. As of June 30, 2019, the Company had not transferred title to the equipment to its customer. (See Note 8)

5. Due from a related party

Renminbi (the “RMB”) equivalent to $2,196,500 as proceeds from issuing 6,655,750 shares of the Company’s common stock (see Note 9) was collected by Beijing QHY on behalf of the Company. The monies are considered held by Beijing QHY for the benefit of the Company.

6. Prepaid expenses and other current assets

The balance mainly consisted of $152,913 prepaid to several consultants to the Company in form of the Company’s common stock (see Note 9) pursuant to agreements with remaining services terms of less than 12-months as of June 30, 2019.

7. Advance from a customer

$292,500 advance from a customer represented the amount QHY Water Solutions received from QHY Oceania for a portion of the full price for a wastewater treatment module QHY Oceania purchased from QHY Water Solutions.

8. Related party transactions and balances

a) Related party transactions

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loan from a shareholder	$28,092	$24,489	$46,266	$39,480
Interest expense to a shareholder	7,583	3,324	14,613	3,324
Fair value of warrants issued to a shareholder	-	4,540,000	-	4,540,000
Fee for professional services provided by related parties	28,500	84,260	57,000	93,760
License fee expense to a related party	$12,500	$12,500	$25,000	$25,000

b) Related party payables

	June 30, 2019	December 31, 2018
	(Unaudited)
Loan from a shareholder	$329,986	$283,720
Interest payable to a shareholder	29,608	14,996
Payable to a related party for license fee	112,500	87,500
Professional fee payable to related parties	152,000	95,000
Due from a related party	2,196,500	2,196,500
Advance from a related party	$292,500	$292,500

On May 1, 2018, PBG Water Solutions and Yakun International (subsequently renamed “QHY Group”), entered into a Credit Loan Agreement with a 20.8% shareholder of QHY Group (the “Lender”). The Lender had provided operating capital to PBG Water Solutions since its inception, and to the Company since the consummation of PBG SEA. Pursuant to the Credit Loan Agreement, the Lender will provide a loan of $500,000 to the Company for 2 years with 10% annual interest which shall be applied from the date of the Credit Loan Agreement. In compensation for the loan credit, the Company issued to the Lender a 3-year cashless warrant, which entitles the Lender to purchase 50 million (50,000,000) shares of the Company’s common stock at an exercise price of $0.01. The warrant cannot be exercised before June 1, 2019, and shall be void and non-exercisable if the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. As of June 30, 2019 and December 31, 2018, the Lender has provided $329,986 and $283,720 to the Company, respectively. During the three months ended June 30, 2019 and 2018 the Lender provided $28,092 and $24,489 to the Company, respective. During the six months ended June 30, 2019 and 2018 the Lender provided $46,266 and $39,480 to the Company, respective. During the three months ended June 30, 2019 and 2018, the Company recorded $7,583 and $3,324 interest expenses incurred from the loan. During the six months ended June 30, 2019 and 2018, the Company recorded $14,613 and $3,324 interest expenses incurred from the loan.

In February 2018, PBG Water Solutions entered into a financial advisory agreement with Rebus Capital Group (the “Rebus”), an entity affiliated with a shareholder of the Company, pursuant to which PBG Water Solutions will pay Rebus $30,000 per quarter. The agreement has a term of five years from March 2018 but is cancellable by either party on sixty days’ notice. The service fee for the first 3 months was waived by Rebus. Professional service expense related to this agreement was $28,500 and $38,000 for the three and six months ended June 30, 2018, respectively. Professional service expense related to this agreement was $28,500 and $57,000 for the three and six months ended June 30, 2019, respectively.

In April 2017, PBG Water Solutions entered into a License and Supply Agreement with an individual shareholder who owned 50% of PBG Water Solutions’ common stock and the shareholder’s majority owned company Beijing QHY Environment S & T Co., Ltd. (Beijing QHY). Pursuant to the License and Supply Agreement and its Amendment entered into in June 2017, the individual shareholder and Beijing QHY (the “Licensor”) granted PBG the exclusive use of 21 patents in any area outside the People’s Republic of China (the “PRC”) for 20 years. A one-time fee of $1 million shall be paid before December 31, 2021, and royalties of 1% of the net revenue received by PBG from the sale, license or other distribution of the licensed products shall be paid annually. In addition, the Licensor shall supply PBG Water Solutions licensed products at prices agreed upon from time to time by the Licensor and PBG Water Solutions. During the year ended December 31, 2018, QHY Water Solutions purchased an integrated wastewater treatment equipment from Beijing QHY for $292,500. The Company, QHY Water Solutions and PBG Water Solutions didn’t generate any net revenue from the licensed equipment or products yet during the year ended December 31, 2018. The Company recorded a $12,500 and $25,000 license fee expense for the three and six months ended June 30, 2019, respectively, and made no payment of license fees as of June 30, 2019. The Company recorded a $12,500 and $25,000 license fee expense for the three and six months ended June 30, 2018, respectively. The shareholder/licensor owned 41.6% of the Company’s common stock after giving effect to the PBG SEA and owns 47.15% of the Company’s common stock as of June 30, 2019.

QHY Oceania which was 51% owned by QHY Water Solutions from its inception until QHY Water Solutions sold all of the outstanding shares it owned to a non-affiliate party in October 2018. During the year ended December 31, 2018, QHY Oceania issued a purchase order to QHY Water Solutions for an integrated wastewater treatment module and paid $292,500 in advance, a portion of the purchase price. The equipment had not been transferred to QHY Oceania as of June 30, 2019.

In December 2018, the Company issued 6,655,750 shares of the Company’s common stock for aggregate consideration of $2,196,500. Beijing QHY collected the subscription on behalf of the Company in RMB. The monies are considered held by Beijing QHY for the benefit of the Company as of June 30, 2019.

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

In October 2018, the Company hired certain consultants to provide services related but not limited to: general advisory services relating to the Company operating as a publicly traded enterprise, strategic planning and execution, corporate governance and financial reporting. Pursuant to each agreement, the service term is 12 months and the Company shall pay the Consultants an aggregate of 1,500,000 shares of the Company’s common stock which was delivered at inception of the Agreements. The shares were issued in December 2018. In November 2018, the Company hired a consultant for investor relations and strategic planning, pursuant to an agreement whereby the Company shall issue to the consultant 20,000 shares of the Company’s common stock each month. As of June 30, 2019, the Company has issued 15,000 shares of common stock to the consultant. Cost for the consulting service was measured based on the fair value of the Company’s common stock at the date of the consulting agreement since the common stock was vested and non-forfeitable upon the entry into the agreement. The fair value of the common stock was estimated to be $0.4075, and resulted in $617,550 for the fair value of the 1,515,000 common shares issued. $152,813 and $160,963 consulting expense was incurred during the three and six months ended June 30, 2019, respectively.

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

A summary of the status of the Company’s warrants as of June 30, 2019 is presented below:

Number of
warrants
(Unaudited)
Warrants as at December 31, 2018	-
Warrants granted	50,000,000
Exercised, forfeited or expired	-
Outstanding at June 30, 2019	50,000,000
Exercisable at June 30, 2019	-

The following table summarizes information about the Company’s warrants as of June 30, 2019:

	Warrants outstanding			Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
$0.01	50,000,000	2.92	$0.01	50,000,000	$0.01

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

Following is a reconciliation of the shares available to be issued under the 2018 Plan as of June 30, 2019:

Shares Available for Grant
(Unaudited)
Balance as of December 31, 2018	8,485,000
Stock awards granted	-
Stock awards forfeited	-

Balance as of June 30, 2019	8,485,000

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the six months ended June 30, 2019, or during the prior three years applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns have been appropriately filed by the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019

Loss before income taxes	$(4,652,117)	$(363,937)	$(4,680,880)	$(578,084)
Income tax expenses	-	-	-	-
Effective income tax rate	0%	0%	0%	0%

The effective income tax rates for the three and six months ended June 30, 2018 and 2019 were 0% and 0%, respectively. The effective income tax rate for the three and six months ended June 30, 2018 and 2019 differs from the U.S. Federal statutory corporate income tax rate of 21% is primarily due to the increase in valuation allowance

The Company did not pay any income taxes during the six months ended June 30, 2019 and 2018.

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

Results of Operations

Three Months Ended June 30, 2019 as compared to Three Months Ended June 30, 2018

PBG was organized in August 2016. During the remainder of 2016, and since the end of 2016 our activities were limited to the exploration of the markets for wastewater treatment within and outside the United States. We sold no products and performed no services during such period, other than in connection with the assembly and installation of a pilot wastewater treatment unit to be installed in a facility in New Zealand and consequently, generated no revenues. The expenses incurred primarily related to those costs and expenses incurred by us in exploring the market, and meeting with prospective customers to determine their interest in using the products available pursuant to the License Agreement, and professional fees incurred in connection with our organization, initial activities, and fees and costs related to being a public company since the PBG Share Exchange.

Total operating expenses were $356,354 and $108,793 for the three months ended June 30, 2019 and 2018, respectively. The increase in operating expenses for the three months ended June 30, 2019 is attributable principally to: 1) the accrued payroll expenses of $142,500 for the 7 employees we hired in April 2019 for various positions, including directors and officers; and 2) the $152,813 consulting expense related to the consultant we have engaged since October 2018.

During the three months ended June 30, 2018, we incurred $3,324 interest expense and $4,540,000 for issuing warrants to a 20.8% shareholder for a 2-year $500,000 credit loan. This shareholder provided loans without any interest since the inception of PBG for its operations and to Yakun International since the PBG Share Exchange. There were no warrants issued in the three months ended June 30, 2019, and consequently, no related expense, and interest expense accrued for the period was $7.583.

Net loss for the three months ended June, 2019 was $363,937, as compared to a net loss of $4,652,117 for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 as compared to Six Months Ended June 30, 2018

Total operating expenses were $563,471 and $137,556 for the six months ended June 30, 2019 and 2018, respectively. The increase in operating expenses for the six months ended June 30, 2019 is attributable principally to: 1) the accrued payroll expenses of $142,500 for the 7 employees we hired in April 2019 for various positions, including directors and officers; and 2) the $313,775 consulting expense related to the consulted we have engaged since October 2018.

During the six months ended June 30, 2018, we incurred $3,324 interest expense and $4,540,000 for issuing warrants to a 20.8% shareholder for a 2-year $500,000 credit loan. This shareholder provided loans without any interest since the inception of PBG for its operations and to Yakun International since the PBG Share Exchange. There was no comparable expense in 2019 as we did not issue any warrants in the six months ended June 30, 2019 and interest expense accrued for the period was $14,613.

Net loss for the six months ended June, 2019 was $578,084, as compared to a net loss of $4,680,880 for the six months ended June 30, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of June 30, 2019 and December 31, 2018, we had an insignificant amount of cash. We have not generated revenues to fund our operating expenses since formation and have had to rely upon the efforts of two of our stockholders on our behalf and contributions from our stockholders and the proceeds from the sale of our securities. In all likelihood, we will remain dependent upon our management and stockholders and the proceeds from the sale of our securities to fund our cash needs until we generate meaningful revenues.

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

In May 2018, we entered into a Credit Loan Agreement with Dragon & Tiger Holding Limited (“D&T”), one of our shareholders, which is controlled by one of our directors. Pursuant to the agreement, D&T has agreed to lend us up to $500,000. All amounts borrowed are to bear interest at the rate of 10% per annum. Accrued interest through the end of 2018 and 2019 is to be paid no later than 90 days after the end of each year. All amounts borrowed are to be repaid in full on or before May 1, 2020. In addition to interest, D&T was issued warrants to purchase 50,000,000 shares of our common stock at a price of $0.01 per share. The warrants cannot be exercised before June 1, 2019, and have an expiration date of May 31, 2023 or such earlier date as the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. As of June 30, 2019 and December 31, 2018, D&T has advanced to us an aggregate of $329,986 and $283,720, respectively.

The following table summarizes the Company’s cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(46,156)	$(192,417)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	46,266	192,417
Net increase in cash and cash equivalents	$110	$-

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

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of June 30, 2019 and 2018, the Company did not have any uncertain tax positions.

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

Mao Xu, in his capacity as our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on this evaluation, our chief executive officer/chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that, as of the end of such period, our disclosure controls and procedures were not effective due to  a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission; insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our three month period ended June 30, 2019, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2019.

QHY Group

By:	/s/ Mao Xu
Mao Xu
President, Chief Executive Officer
(principal executive and financial officer)