Form 10-Q
period 2019-09-30
QHY GROUP
filed 2019-11-13
CIK 1423723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  September 30, 2019

Commission File Number 000-55933

QHY GROUP

(Exact name of registrant as specified in its charter)

Nevada	33-1176182
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1501 Broadway, Suite 1515

New York, NY 10036-5601

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 4, 2019, the registrant had outstanding 87,269,789 shares of common stock.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements as defined under the U.S. federal securities laws. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions identify forward looking statements, which generally are not historical in nature. Forward looking statements are subject to risks and uncertainties that could cause actual results to materially differ from the Company’s historical experience and its current expectations or projections indicated in any forward-looking statements. These risks include, but are not limited to, risks associated with beginning a new business, operating risks, risks associated with raising capital, dependence upon management and risks associated with recruiting personnel, our ability to develop our water treatment solutions and gain market acceptance, compliance with environmental and other governmental regulations, competition with existing and future providers of water treatment solutions, as well as the other risks described in Item 1.A in our Report on Form 10-K filed in April, 2019 and discussed in our future filings with the SEC. You should not place undue reliance on forward looking statements, which speak only as of the date they are made. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Given these uncertainties, you should not place undue reliance on forward-looking statements.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QHY Group

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash	$181	$116
Inventories	292,500	292,500
Due from a related party	2,196,500	2,196,500
Prepaid expenses and other current assets	100	458,537
Total assets	2,489,281	2,947,653

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	416,364	90,575
Advance from a customer – related party	292,500	292,500
Due to related parties	305,500	182,500
Loan from a shareholder and interest payable	393,540	-
Other current liabilities	-	10,188
Total current liabilities	1,407,904	575,763

Long-term loan from a shareholder and interest payable	-	298,716
Total liabilities	1,407,904	874,479

Stockholders’ equity
Preferred stock, 5,000,000 shares authorized, 0 shares outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 87,269,789 shares issued and outstanding at September 30, 2019 and December 31, 2018	87,270	87,270
Additional paid in capital	7,243,001	7,243,001
Accumulated deficit	(6,248,894)	(5,257,097)
Total stockholders’ equity	1,081,377	2,073,174

Total liabilities and stockholders’ equity	$2,489,281	$2,947,653

See notes to the unaudited consolidated financial statements

QHY Group

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-
Cost of Revenue	-	-	-	-
Gross profit	-	-	-	-

Expenses
Listing fees	1,621	7,132	6,521	10,728
Professional fees	29,920	41,594	48,504	102,104
Professional fees – related party	28,500	28,500	85,500	66,500
License and royalty-related party	12,500	12,500	37,500	37,500
General and administrative	332,330	2,823	790,317	13,273
Total operating expenses	404,871	92,549	968,342	230,105

Other expenses
Cost of issuing warrants for credit loan	-	-	-	4,540,000
Interest expenses	8,842	5,336	23,455	8,660
Total other expenses	8,842	5,336	23,455	4,548,660

Net loss	413,713	97,885	991,797	4,778,765

Net loss attributable to non-controlling interest	-	-	-	(281)
Net loss attributable to controlling interest	413,713	97,885	991,797	4,778,484

Other comprehensive income	-	-	-	-
Total comprehensive loss	$(413,713)	(97,885)	(991,797)	(4,778,484)

Earnings per share – basic and diluted	$(0.005)	(0.001)	$(0.011)	(0.063)
Weighted average number of shares outstanding – basic and diluted	87,269,789	79,099,039	87,269,789	75,481,487

See notes to the unaudited consolidated financial statements

QHY Group

UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	earnings	Equity

Balance as of December 31, 2018	87,269,789	$87,270	7,243,001	$(5,257,097)	$2,073,174

Net loss	-	-	-	(578,084)	(578,084)
Balance as of June 30, 2019	87,269,789	87,270	7,243,001	(5,835,181)	1,495,090

Net loss	-	-	-	(413,713)	(413,713)
Balance as of September 30, 2019	87,269,789	87,270	7,243,001	(6,248,894)	1,081,377

See notes to the unaudited consolidated financial statements

QHY Group

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

	Nine Months ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(991,797)	(4,778,765)
Interest expenses	23,455	8,660
Cost of issuing warrants for credit loan	-	4,540,000
Consulting fee paid by common shares	466,589	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	307,450	(161,531)
License fee payable – related party	37,500	37,500
Professional fee payable – related party	85,500	66,500
Net cash used in operating activities	(71,303)	(287,636)

Net cash provided by investing activities	-	-

Cash flows from financing activities
Cash proceeds from shareholder loan	71,368	287,797
Net cash provided by financing activities	71,368	287,797

Net decrease in cash and cash equivalents	65	161
Cash and cash equivalents at beginning of period	116	-
Cash and cash equivalents at end of period	$181	$161

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$-

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

In November 2017, Yakun International entered into a Share Exchange Agreement (the “PBG SEA”) with PBG Water Solutions International Inc. (“PBG Water Solutions”) and its shareholders, pursuant to which Yakun International acquired 100% of the outstanding shares of PBG Water Solutions in exchange for 46,839,439 shares of common stock of the Company and 19,000 shares of Series A Convertible Preferred Stock (each Series A Convertible Preferred Stock was converted into 1,000 shares of common stock) of the Company, which constituted approximately 83% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the acquisition. PBG Water Solutions was incorporated under the law of the State of Delaware on August 4, 2016, and in October 2017, it merged into a company with the same name incorporated under the law of the State of Nevada. On January 15, 2018, all parties to the SEA agreed to amend the original agreement and consummate the transaction. Shareholders of PBG Water solutions took control of Yakun International on the same date, and completed Yakun International’s registry of new officers and directors as of the issuance of these financial statements. PBG Water Solutions has not generated revenue as of today.

The transaction was accounted for as a “reverse acquisition” since, immediately following completion of the transaction, the shareholders of PBG Water Solutions effectively controlled the post-combination Company. For accounting purposes, PBG Water Solutions was deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of PBG Water Solutions (i.e., a capital transaction involving the issuance of shares by the Company for the shares of PBG Water Solutions). Accordingly, the consolidated assets, liabilities and results of operations of PBG Water Solutions became the historical financial statements of the Company, and assets, liabilities and results of operations of Yakun and its subsidiaries were consolidated with PBG Water Solutions beginning on the acquisition date. No step-up in basis or intangible assets or goodwill were recorded in this transaction.

On December 21, 2017, Yakun International incorporated QHY Water Solutions International Corp (“QHY Water Solutions”) under the law of State of Nevada as its wholly owned subsidiary. On March 8, 2018, QHY Water Solutions incorporated QHY Environmental Science & Technologies Oceania Limited (“QHY Oceania”) under the law of New Zealand. QHY Oceania was 51% owned by QHY Water Solutions, and 49% owned by a New Zealand company. On April 17, 2018, QHY Water Solutions formed QHY New Zealand LLC (“QHY NZ”) under the law of the State of Nevada as a Limited Liability Company. QHY NZ was 51% owned by QHY Water Solutions, and 49% owned by a third party. QHY Water Solutions, QHY Oceania and QHY NZ have not generated any revenue since their inception.

On July 31, 2018, the Company filed an amendment to its articles of incorporation changing its corporate name to QHY Group. The amendment became effective August 31, 2018.

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

2. Going concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Successful execution of the Company’s plan to enter the water solutions business and its transition to attaining profitable operations, are dependent upon obtaining additional financing. The Company plans to improve its future liquidity by obtaining additional financing through the issuance of financial instruments such as equity and warrants or through credit loans. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.

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

3. Summary of significant accounting policies

(a) Basis of presentation and principles of consolidation

The unaudited consolidated interim financial statements are prepared and presented in accordance with U.S. GAAP.

The unaudited consolidated interim financial information as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited consolidated interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K filed on April 1, 2019.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2019, its consolidated results of operations for the three and nine months ended September 30, 2019 and 2018, and its consolidated cash flows for the nine months ended September 30, 2019 and 2018, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The consolidated interim financial statements include the financial statements of all subsidiaries of the Company. All accounts and balances between the Company and its subsidiaries have been eliminated upon consolidation.

(b) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ from those estimates.

(c)  Loss per share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period for options and restricted shares under the treasury stock method and for convertible debts under if-convertible method, if dilutive. Potential common shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

	Three Months Ended		Nine Months Ended
Dilutive shares not included September 30,	September 30,		September 30,
in loss per share computation	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Warrants	50,000,000	50,000,000	50,000,000	50,000,000

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

4. Inventories

Inventories of $292,500 as of September 30, 2019 and December 31, 2018 represented an integrated wastewater treatment module PBG Water Solutions purchased from Beijing QHY Environment S & T Co., Ltd. (“Beijing QHY”), a related party of the Company. As of September 30, 2019, the Company had not transferred title to the equipment to its customer. (See Note 8)

5. Due from a related party

Renminbi (the “RMB”) equivalent to $2,196,500 as proceeds from issuing 6,655,750 shares of the Company’s common stock (see Note 9) was collected by Beijing QHY on behalf of the Company. The monies are considered held by Beijing QHY for the benefit of the Company.

6. Prepaid expenses and other current assets

The balance as of December 31, 2018 mainly consisted of $458,537 paid to several consultants to the Company in form of the Company’s common stock (see Note 9) pursuant to agreements with remaining services terms ended as of September 30, 2019.

7. Accounts payable

Accounts payables consisted of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)
Payroll	$285,000	$-
Professional fees	110,804	81,746
Lab and testing fees	16,611	-
Listing fees	2,201	1,963
Others	1,748	6,866
Total	$416,364	$90,575

8. Advance from a customer

$292,500 advance from a customer represented the amount QHY Water Solutions received from QHY Oceania for a portion of the full price for a wastewater treatment module QHY Oceania purchased from QHY Water Solutions.

9. Related party transactions and balances

a) Related party transactions

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loan from a shareholder	$25,103	$55,267	$71,369	$94,747
Interest expense to a shareholder	8,842	5,336	23,455	8,660
Fair value of warrants issued to a shareholder	-	4,540,000	-	4,540,000
Fee for professional services provided by related parties	28,500	74,290	85,500	168,050
License fee expense to a related party	$12,500	$12,500	$37,500	$37,500

b) Related party payables

	September 30, 2019	December 31, 2018
	(Unaudited)
Loan from a shareholder	$355,090	$283,720
Interest payable to a shareholder	38,450	14,996
Payable to a related party for license fee	125,000	87,500
Professional fee payable to related parties	180,500	95,000
Due from a related party	2,196,500	2,196,500
Advance from a related party	$292,500	$292,500

On May 1, 2018, PBG Water Solutions and the Company entered into a Credit Loan Agreement with a 20.8% shareholder of the Company (the “Lender”). The Lender had provided operating capital to PBG Water Solutions since its inception, and to the Company since the consummation of PBG SEA. Pursuant to the Credit Loan Agreement, the Lender will provide a loan of $500,000 to the Company for 2 years with 10% annual interest which shall be applied from the date of the Credit Loan Agreement. In compensation for the loan, the Company issued to the Lender a 3-year cashless warrant, which entitles the Lender to purchase 50 million (50,000,000) shares of the Company’s common stock at an exercise price of $0.01. The warrant cannot be exercised before June 1, 2019, and shall be void and non-exercisable if the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. As of September 30, 2019 and December 31, 2018, the Lender has provided $355,090 and $283,720 to the Company, respectively. During the three months ended September 30, 2019 and 2018 the Lender provided $25,103 and $55,267 to the Company, respectively. During the nine months ended September 30, 2019 and 2018 the Lender provided $71,369 and $94,747 to the Company, respectively. During the three months ended September 30, 2019 and 2018, the Company recorded $8,842 and $5,336 interest expense incurred from the loan. During the nine months ended September 30, 2019 and 2018, the Company recorded $23,455 and $8,660 interest expense incurred from the loan.

In February 2018, PBG Water Solutions entered into a financial advisory agreement with Rebus Capital Group (the “Rebus”), an entity affiliated with a shareholder of the Company, pursuant to which PBG Water Solutions will pay Rebus $30,000 per quarter. The agreement has a term of five years from March 2018 but is cancellable by either party on sixty days’ notice. The service fee for the first 3 months was waived by Rebus. Professional service expense related to this agreement was $28,500 and $66,500 for the three and nine months ended September 30, 2018, respectively. Professional service expense related to this agreement was $28,500 and $85,500 for the three and nine months ended September 30, 2019, respectively.

In April 2017, PBG Water Solutions entered into a License and Supply Agreement with an individual shareholder who owned 50% of PBG Water Solutions’ common stock and the shareholder’s majority owned company Beijing QHY Environment S & T Co., Ltd. (“Beijing QHY”). Pursuant to the License and Supply Agreement and its Amendment entered into in June 2017, the individual shareholder and Beijing QHY (the “Licensor”) granted PBG the exclusive use of 21 patents in any area outside the People’s Republic of China (the “PRC”) for 20 years. A one-time fee of $1 million shall be paid before December 31, 2021, and royalties of 1% of the net revenue received by PBG from the sale, license or other distribution of the licensed products shall be paid annually. In addition, the Licensor shall supply PBG Water Solutions licensed products at prices agreed upon from time to time by the Licensor and PBG Water Solutions. During the year ended December 31, 2018, QHY Water Solutions purchased an integrated wastewater treatment equipment from Beijing QHY for $292,500. The Company, QHY Water Solutions and PBG Water Solutions didn’t generate any net revenue from the licensed equipment or products during the year ended December 31, 2018 and the nine months ended September 30, 2019. The Company recorded a $12,500 and $37,500 license fee expense for the three and nine months ended September 30, 2019, respectively, and made no payment of license fees as of September 30, 2019. The Company recorded a $12,500 and $37,500 license fee expense for the three and nine months ended September 30, 2018, respectively. The shareholder/licensor owned 41.6% of the Company’s common stock after giving effect to the PBG SEA and owns 47.15% of the Company’s common stock as of September 30, 2019.

QHY Oceania was 51% owned by QHY Water Solutions from its inception until QHY Water Solutions sold all of the outstanding shares it owned to a non-affiliate party in October 2018. During the year ended December 31, 2018, QHY Oceania issued a purchase order to QHY Water Solutions for an integrated wastewater treatment module and paid $292,500 in advance, a portion of the purchase price. The equipment had not been transferred to QHY Oceania as of September 30, 2019.

In December 2018, the Company issued 6,655,750 shares of the Company’s common stock for aggregate consideration of $2,196,500. Beijing QHY collected the subscription on behalf of the Company in RMB. The monies are considered held by Beijing QHY for the benefit of the Company as of September 30, 2019.

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

In October 2018, the Company hired certain consultants to provide general advisory services relating to the Company operating as a publicly traded enterprise, strategic planning and execution, corporate governance and financial reporting. Pursuant to each agreement, the service term is 12 months and the Company shall pay the Consultants an aggregate of 1,500,000 shares of the Company’s common stock which was delivered at inception of the Agreements. The shares were issued in December 2018. In November 2018, the Company hired a consultant for investor relations and strategic planning, pursuant to an agreement whereby the Company shall issue to the consultant 20,000 shares of the Company’s common stock each month. As of September 30, 2019, the Company has issued 15,000 shares of common stock to the consultant. Cost for the consulting service was measured based on the fair value of the Company’s common stock at the date of the consulting agreement since the common stock was vested and non-forfeitable upon the entry into the agreement. The fair value of the common stock was estimated to be $0.4075, and resulted in $617,550 for the fair value of the 1,515,000 common shares issued. $152,813 and $466,588 consulting expense was incurred during the three and nine months ended September 30, 2019, respectively.

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

A summary of the status of the Company’s warrants as of September 30, 2019 is presented below:

Number of
warrants
(Unaudited)
Warrants as at December 31, 2018	-
Warrants granted	50,000,000
Exercised, forfeited or expired	-
Outstanding at September 30, 2019	50,000,000
Exercisable at September 30, 2019	50,000,000

The following table summarizes information about the Company’s warrants as of September 30, 2019:

	Warrants outstanding			Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
$0.01	50,000,000	2.67	$0.01	50,000,000	$0.01

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

Following is a reconciliation of the shares available to be issued under the 2018 Plan as of September 30, 2019:

Shares Available for Grant
(Unaudited)
Balance as of December 31, 2018	8,485,000
Stock awards granted	-
Stock awards forfeited	-

Balance as of September 30, 2019	8,485,000

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the nine months ended September 30, 2019, or during the prior three years applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns have been appropriately filed by the Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Loss before income taxes	$(413,713)	$(97,885)	$(991,797)	$(4,778,765)
Income tax expenses	-	-	-	-
Effective income tax rate	0%	0%	0%	0%

The effective income tax rates for the three and nine months ended September 30, 2018 and 2019 were 0% and 0%, respectively. The effective income tax rate for the three and nine months ended September 30, 2018 and 2019 differs from the U.S. Federal statutory corporate income tax rate of 21% is due to the increase in valuation allowance

The Company did not pay any income taxes during the nine months ended September 30, 2019 and 2018.

11. Subsequent events

In accordance with FASB standards, the Company evaluated subsequent events through the date it filed this report with the Securities and Exchange Commission (“SEC”) and no subsequent events occurred that required disclosure in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in Item 1A of our 2018 Form 10-K that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

On April 3, 2017, we entered into a License Agreement with Beijing QHY Environment S&T Co. Ltd., a corporation organized under the laws of the People’s Republic of China, pursuant to which we were granted the exclusive right to outside of China 21 patents and related technologies related to wastewater treatment solutions. The License was amended in June 2017.

To date, we have not been adequately capitalized and have relied upon loans from our principal shareholders and sales and insurance of our common stock to pay expenses. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become cash flow positive. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

During the next 12 months, we anticipate incurring costs for sales and marketing efforts, costs related to initial performance under any contract entered into, costs associated with our personnel and costs incurred to file Exchange Act reports. We believe we will be able to meet these costs through amounts, as necessary, to be loaned by or invested in us by our principal stockholders or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, except for a credit loan agreement we entered with a 20.8% shareholder for $500,000 on May 1, 2018, and our issuance of 6,655,750 shares for $2.2 million in December 2018. We may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds may have a severe negative impact on our ability to become a viable company.

Results of Operations

Three Months Ended September 30, 2019 as compared to Three Months Ended September 30, 2018

PBG was organized in August 2016. Since its organization, its activities were limited to the exploration of the markets for wastewater treatment within and outside the United States. We sold no products and performed no services during such period, other than in connection with the assembly and installation of a pilot wastewater treatment unit to be installed in a facility in New Zealand which project was abandoned and consequently, generated no revenues. The expenses incurred primarily related to those costs and expenses incurred by us in exploring the market, and meeting with prospective customers to determine their interest in using the products available pursuant to the License Agreement, and professional fees incurred in connection with our organization, initial activities, and fees and costs related to being a public company since the PBG Share Exchange.

Total operating expenses were $404,871 and $92,549 for the three months ended September 30, 2019 and 2018, respectively. The increase in operating expenses for the three months ended September 30, 2019 is attributable principally to: 1) the accrued payroll expenses of $142,500 for services rendered by our officers and additional personnel engaged in April 2019 to perform various functions; 2) the $152,813 consulting expense related to the consultant we have engaged since October 2018; and 3) $14,515 increase in business travelling expense and $17,917 lab and testing service fees as we expanded promoting our products in year 2019.

During the three months ended September 30, 2018, we incurred $5,336 interest expense to a 20.8% shareholder for a 2-year $500,000 credit loan. This shareholder provided loans without any interest since the inception of PBG for its operations and to us since the PBG Share Exchange. Interest expense accrued for the same period in year 2019 was $8,842.

Net loss for the three months ended September, 2019 was $413,713, as compared to a net loss of $97,885 for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 as compared to Nine Months Ended September 30, 2018

Total operating expenses were $968,342 and $230,105 for the nine months ended September 30, 2019 and 2018, respectively. The increase in operating expenses for the nine months ended September 30, 2019 is attributable principally to: 1) the accrued payroll expenses of $285,000 for services rendered by our officers and additional personnel engaged in April 2019 to perform various functions; and 2) the $466,588 consulting expense related to the consulted we have engaged since October 2018.

During the nine months ended September 30, 2018, we incurred $8,660 interest expense and $4,540,000 for issuing warrants to a 20.8% shareholder for a 2-year $500,000 credit loan. This shareholder provided loans without any interest since the inception of PBG for its operations and to us since the PBG Share Exchange. There was no comparable expense in 2019 as we did not issue any warrants in the nine months ended September 30, 2019 and interest expense accrued for the period in 2019 was $23,455.

Net loss for the nine months ended September, 2019 was $991,797, as compared to a net loss of $4,778,765 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of September 30, 2019 and December 31, 2018, we had an insignificant amount of cash except for $2.20 million held by a related party and designated to be used for purchase of wastewater treatment equipment. We have not generated revenues to fund our operating expenses since formation and have had to rely upon the efforts of two of our stockholders on our behalf and contributions from our stockholders and the proceeds from the sale of our securities. In all likelihood, we will remain dependent upon our management and stockholders and the proceeds from the sale of our securities to fund our cash needs until we generate meaningful revenues.

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

In May 2018, we entered into a Credit Loan Agreement with Dragon & Tiger Holding Limited (“D&T”), one of our shareholders, which is controlled by one of our directors. Pursuant to the agreement, D&T has agreed to lend us up to $500,000. All amounts borrowed are to bear interest at the rate of 10% per annum. Accrued interest through the end of 2018 and 2019 is to be paid no later than 90 days after the end of each year. All amounts borrowed are to be repaid in full on or before May 1, 2020. In addition to interest, D&T was issued warrants to purchase 50,000,000 shares of our common stock at a price of $0.01 per share. The warrants cannot be exercised before June 1, 2019, and have an expiration date of May 31, 2023 or such earlier date as the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. As of September 30, 2019 and December 31, 2018, D&T has advanced to us an aggregate of $355,090 and $283,720, respectively.

The following table summarizes the Company’s cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(71,303)	$(287,636)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	71,368	287,797
Net increase in cash and cash equivalents	$65	$161

Going Concern Consideration

The Company’s unaudited financial statements are prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Successful execution of the Company’s plan to enter the water solutions business and its transition to attaining profitable operations, is dependent upon obtaining additional financing. The Company plans to improve its future liquidity by obtaining additional financing through the issuance of financial instruments such as equity and warrants or through credit loans. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of September 30, 2019 and December 31, 2018, the Company did not have any uncertain tax positions.

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

Mao Xu, in his capacity as our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on this evaluation, Mr. Mao concluded that, as of the end of such period, our disclosure controls and procedures were not effective due to  a lack of accounting personnel with the requisite knowledge of U.S. GAAP and the financial reporting requirements of the Securities and Exchange Commission; insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our three month period ended September 30, 2019, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously disclosed in our reports filed pursuant to the Exchange Act, we have not issued any unregistered equity securities since January 1, 2019.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2019.

QHY Group

By:	/s/ Mao Xu
Mao Xu
President, Chief Executive Officer
(principal executive and financial officer)