Form 10-K
period 2019-12-31
QHY GROUP
filed 2020-03-30
CIK 1423723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2019

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

(212) 324-1876
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class to be so registered	Name of each exchange on which each class is to be registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, $0.001 Par Value	QHYG	OTCPINK

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

As of June 30, 2019, the number of outstanding shares of the registrant’s common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 12,330,350 shares. However, since there was no trading market for the common stock as of that date, it is impracticable to ascertain the aggregate market value of those shares as of that date.

There were 87,269,789 shares of the registrant’s common stock outstanding as of March 15, 2020.

DOCUMENTS INCORPORATED BY REFERENCE: None

QHY GROUP

FORM 10-K

For the Fiscal Year Ended December 31, 2019

i

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

ii

PART I

ITEM 1. BUSINESS.

On January 15, 2018, we acquired all of the issued and outstanding shares of the capital stock of PBG Water International Solutions, Inc. a Nevada corporation (“PBG”). PBG was organized to explore the market in the United States for wastewater treatment solutions and subsequently expanded its focus to markets outside the United States. Previously, on April 3, 2017, PBG had entered into a License and Supply Agreement (the “License Agreement”) with Beijing QHY Environment S&T Co. Ltd. (“Beijing QHY”), a corporation organized under the laws of the People’s Republic of China (the “Licensor”), pursuant to which PBG was granted the exclusive right to 21 patents and related technologies related to wastewater treatment solutions.

Organizational History

We were incorporated in the state of Nevada on October 16, 2007 under the name Rhino Productions, Inc. On September 13, 2011, we consummated a Share Exchange Agreement with the shareholders of Vast Glory Holdings Limited, pursuant to which we acquired 100% of the outstanding capital stock of Vast Glory. At the time of the acquisition, Vast Glory controlled the operations of and was entitled to receive the pre-tax profits of its variable interest entity, Changchun Decens Foods Co., Ltd. (“Decens Foods”), a PRC company.

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

On January 15, 2018, we acquired all of the issued and outstanding shares of the capital stock of PBG in exchange for 46,839,439 shares of common stock and 19,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) pursuant to an Exchange Agreement dated as of November 17, 2017 (The “Exchange Agreement”) with the former stockholders of PBG. Each share of Series A Preferred Stock was subsequently converted into 1,000 shares of our common stock on April 18, 2018.

In addition to our acquisition of PBG, in December 2017 we formed QHY Water Solutions International Corp. a Nevada corporation (“QHY Water”). QHY Water owned 51% of the capital stock of QHY New Zealand LLC. (“QHY NZ”) a Nevada limited liability company, and QHY Oceania S & T Co., Ltd. (“QHY Oceania”), a New Zealand company. In October 2018, QHY transferred its ownership interested in QHY Oceania and QHY NZ to a non-affiliate for $100.

Our organizational structure is as follows:

The acquisition of PBG was accounted for as a “reverse acquisition”, whereby PBG is the continuing entity for financial reporting purposes and was deemed, for accounting purposes, to be the acquirer of our company. Although we legally acquired PBG, in accordance with the applicable accounting guidance for accounting for a reverse acquisition, PBG’s historical financial statements are now the financial statements of the registrant and its assets and liabilities were brought forward at their historical book value and no goodwill was been recognized.

On May 14, 2018 we filed a registration statement on Form 10 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), registering our common stock, as a result of which we became subject to all of the reporting obligations imposed by Section 13(a) of the Exchange Act.

On July 31, 2018, we changed our corporate name to QHY Group.

Business Overview

In April 2017, we entered into a License and Supply Agreement (the “License Agreement”) with Beijing QHY Environment S&T Co. Ltd. and Mr. Mao Xu, pursuant to which we acquired the exclusive right to 21 patents and related technologies for the treatment of wastewater. The License Agreement was subsequently amended in certain respects. The patents subject to the License as amended include two international patents and 19 Chinese national patents covering a variety of compositions, processes and equipment which can be used to treat wastewater. The agreement grants us the worldwide exclusive right to use the technologies which are the subject of the License for a term extending through June 30, 2037, or, if later, the last to expire of the patents which are the subject of the License. The patents relate to various compounds, methodologies and equipment used in the treatment of wastewater. The License requires that we pay a royalty equal to 1% of our net revenues, as defined in the License, with a one-time fee of $1 million to be paid no later than December 31, 2021. Mao Xu, our Chairman of the Board and Chief Executive Officer, is a significant shareholder of our Company and owns a majority of the outstanding shares of Beijing QHY Environment S&T Co. Ltd. (the “Beijing QHY”).

Although we entered into the License Agreement and an Amendment to the License Agreement, certain key provisions which should have been set forth on schedules to the License, including the specific products to be sold to us by Beijing QHY, the specifications for such products and trademarks to be developed by Beijing QHY which we will be permitted to use, have not been agreed upon and included in the License, in part because Beijing QHY continues to modify the products in response to the needs and requests of prospective customers. The parties will agree upon these provisions, including the price to be charged for each product, at the time products are ordered by customers.

We initially intended to recruit personnel in the United States to commence efforts to market solutions for the treatment of wastewater based upon the intellectual property acquired pursuant to the Licensing Agreement. These solutions include stand-alone processing plants designed to be transported, housed and maintained in standard shipping containers and mineral based compounds used to treat the subject wastewaters. Commencing in late 2018, however, we began to explore the market for our products outside the United States

In addition to licensing certain key technologies from Beijing QHY, we will likely purchase from Beijing QHY any equipment, supplies and other consumables ordered by our clients. The prices at which such items are acquired by us will be determined by negotiation between Beijing QHY and our directors.

The systems to be provided by us are based upon advanced principles associated with flocculation, coagulation and separation. The main ingredient, referred to as Yiyou ion separation purifier, is a natural mineral based powder that under the right conditions breaks the ionic bonds in organic and inorganic matters in wastewater. The substances then re-bond with positive and negative ions in Yiyou, causing the pollutants to cohere initially into micro particles and over a short time, into larger particles which fall to the bottom of the processing container allowing the “clean” water to be siphoned off for further treatment depending upon the desired quality of the water. Because of the speed at which our systems can cleanse certain wastewater streams, it may be particularly useful in a variety of situations where the goal is not to purify the water to the point where it can be consumed by humans or animals but rather simply eliminate a sufficient quantity of the pollutants to allow the water to be recycled into rivers or lakes or be reused in an industrial process.

Our systems have been demonstrated to be effective in the treatment of various streams of wastewater and, in our estimation, can economically be used to treat wastewater in a variety of industries as well as polluted lakes and ponds. To date, in addition to laboratory studies, we have conducted demonstrations in the field for potential customers. These have included the decentralized treatment of wastewater for a local government in Bazhou, Hebei Province, China; the treatment of sewage drains along the Suzhou River in Shanghai, China; the treatment of liquids pooled in a leachate refuse landfill in Henan Province, China; the treatment of industrial, shale wastewater, in Colorado, where our system was tested against that developed by Armada Water Assets; the treatment of wastewater generated by a mining operation in Kellogg, Idaho; the treatment of the liquid discharge from a paper producing facility in Oklahoma and the treatment of wastewater removed from a settling pond on an industrialized hog farm. In each of these cases, our system was shown to be effective in reducing the amount of pollutants in the effluent treated and the systems remain in operation in Shanghai and Hebei, China.

A principle advantage of our system is that the processing plant has been designed to be housed in a standard international shipping container, allowing for easy transportation and installation. Once a container arrives at a designated site, there is little to do beyond hooking it up to a power source and adding the necessary connecting pipes. Systems can be scaled to meet a customer’s needs simply by adding more processing containers.

We envision that our systems can be used in a variety of industries, such as industrial wastewater treatment where the pollutants include chemicals, heavy metals and mining runoff; sewage treatment and the purification of waste ponds typically found on industrial sized poultry, pork and cattle farms; residential wastewater treatment where the pollutants vary and can be combined with industrial wastes and rainwater runoff. Significantly, because of the portability and size of the basic processing plant, our systems can easily be combined with other common methods of treating wastewaters to enhance their effectiveness and efficiency.

In September 2019, the Commonwealth Scientific and Industrial Research Organization (CSIRO), an independent Australian federal government agency responsible for scientific research, completed a preliminary evaluation of our technology for the removal of a number of perfluoroalkyl substances (PFAS) from wastewater. CSIRO’s preliminary investigation on the ability of our technology to remove four PFAS compounds commonly found in water, perfluorobutanoic acid (PFBA), perfluorohexane sulfonic acid (PFHxS), perfluorooctanoic acid (PFOA) and perfluorooctane sulfonic acid (PFOS). The four were chosen as representative of the group of PFAS compounds for this proof of concept study. The report states that the study assessed the extent of removal of the four PFAS compounds, PFBA, PFHxS, PFOA and PFOS, and demonstrated that our product is nearly 100% effective at removing them from filtered wastewater solutions within minutes.

According to the United States Environmental Protection Agency (US EPA), PFAS are a group of man-made chemicals that includes PFOA, PFOS, GenX, and many other chemicals. PFAS have been manufactured and used in a variety of industries around the globe since the 1940s and are still in use today. PFOA and PFOS have been the most extensively produced and studied of these chemicals. Both chemicals are very persistent in the environment and in the human body -- they don’t break down and accumulate over time. There is evidence that exposure to PFAS can lead to adverse human health effects. US EPA has started to take actions to support states, tribes and local communities in addressing challenges with PFAS, and identify solutions to address PFAS in the environment, including but not limited to PFOA Stewardship Program, Draft Interim Recommendations for Addressing Groundwater Contaminated with PFOA and PFOS, etc.

We believe, based on our own observations and in part on a report issued by the China Society for Environmental Sciences in November 2015, that the technology underlying our System is advanced in the sense that:

●	used on a standalone basis it effectively removes various water contaminants to meet dischargeable standards, but it can also could be combined with other water treatment technics, such as Biological Reduction, Reverse Osmosis, Permeable Reactive Barriers, etc., to meet more stringent requirements desired by a customer;

●	our system is generally less expensive than treatment systems using traditional polymeric flocculants - polyaluminum chloride (PAC) and polyacrylamide (PAM)- in that the capital investment required is less than that of traditional systems, the utility (power) costs are less than that of traditional systems and the footprint of a system of ours, a standardized shipping container if smaller than that associated with traditional systems;

●	our system requires less time to remove pollutants than that required by traditional methods. This allows our system to act as a nearly continuous flow system where the wastewater moves from one chamber to another within the “shipping container” as the pollutants drop to the bottom leaving a clear liquid at the top of the container to be siphoned off;

●	our system can be housed in a mobile shipping container where multiple containers can be aggregated to form a larger unit. This allows for flexibility in design and reduced space needs;

●	The active ingredient in our system is a naturally occurring non-toxic mineral based powder that under the right conditions breaks the ionic bonds in organic and inorganic matters in wastewaters. The result is that the system produces two outputs – water to the desired purity and a non-hazardous odorless sludge which can easily be disposed. No secondary pollutant is created.

The Market

The demand for clean pollutant free water continues to grow. As the supply of water is limited and the population continues to grow, the market for technologies designed to recapture contaminated water so that it can be recycled for industrial uses or purified for use as drinking water continues to expand. The processes employed to clean water range from simple gravity ponds to engineered chemical treatments. According to Hexa Research, the global water and wastewater treatment market was approximately $478 billion in 2016 and is expected to grow to nearly $675 billion by 2025. A report issued by Global Water Intelligence at the Suez 2017 Education Day stated that the global market for industrial wastewater treatment was approximately $109 billion in 2016 and is expected to reach $132 billion in 2020.

Competition

The market for wastewater and industrial wastewater treatment can be divided by industry, the processing method used to treat the wastewater and whether the output is intended to be used for industrial purposes or human and animal consumption. Although there are certain well-known technologies employed across a variety of industries, often a customer requires an engineered solution unique to its needs and a number of technologies are combined to achieve the desired result. Consequently, the sales cycle is often long and tedious requiring one on one meetings at which the provider convinces the prospective customer of the benefits of its system. Given that adoption of a system often requires significant capital expenditures, customers are reluctant to switch to new, unproven systems. As a result, we intend to market its systems to entities first seeking to treat their wastewaters and in situations where it believes the portability and scalability of its processing system will prove advantageous.

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

In developing business opportunities, we have undertaken various trial wastewater treatment projects with potential customers, and independent certified institutions were engaged to assess the output of each project. In each case, the results met the regulatory standards the potential customer had targeted. The wastewater we ran trials on included the discharge from a lead-zinc mining operation, an industrial sized cattle farm, a paper mill, a polluted urban river, industrial park sewages, and an oil and gas field.

Employees

We currently have two officers and five employees. In seeking to market our water solutions business, we have relied heavily on the efforts of our principal shareholders, Mao Xu and Roy Teng, and from time to time we have engaged various independent contractors who are not our employees.

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

Risks Related to Our Operations

COVID – 19 Pandemic

The financial statements contained in this Report as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of December 31, 2019. Since that date, economies throughout the world have been severely disrupted by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the outbreak of the virus. Although we remain in the marketing stage, our efforts to develop and market our products and raise necessary capital will likely be adversely impacted by the outbreak of COVID-19 and we cannot forecast with any certainty when the disruptions caused by COVID – 19 will no longer impact our business and the results of our operations. In reading the risk factors set forth below, in each case, consider the additional uncertainties caused by the outbreak of COVID – 19.

We have not generated any revenues and may not be able to continue to operate as a going concern.

We have not generated any revenues and suffered net losses of $1,219,623 and $5,037,381 for the years ended December 31, 2019 and 2018, respectively, and at December 31, 2019, we had an accumulated deficit of $6,476,720. The report of our independent registered public accountants on our financial statements as of and for the years ended December 31, 2019 and 2018 states that these and other factors raise uncertainty about our ability to continue as a going concern.

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

The proceeds of the sale of our common stock completed in December 2018 may not be available to pay our expenses.

The proceeds of $2,196,500 from the sale of our common stock to seven investors completed in December 2018 was collected by a related party located in China and are to be used to pay to the manufacturers in China for the wastewater treatment equipment we would purchase if we received an order and likely will not be available to us to pay our expenses. As of December 31, 2019, we had a minimal amount of cash on hand, clearly not sufficient to fund ongoing operations. We will need to continue to rely on loans from our major shareholders and directors for payments of expenditures other than purchasing from manufacturers in China.

We are subject to significant operating risks.

Our business is subject to numerous risks associated with a new, under-capitalized company engaged in our business sector. Such risks include, but are not limited to, the need to gain the confidence of potential customers, competition from well-established and well-capitalized companies, risks associated with pricing, volumes and continued demand for wastewater treatment services, regulatory and environmental risks, as well as unanticipated difficulties regarding the marketing and sale of our services. There can be no assurance that we will ever generate commercial sales or achieve profitability. Should this be the case, our common stock would become worthless and investors in our common stock or other securities could lose their entire investment.

Certain members of our management are not familiar with American business practices.

Mr. Mao Xu, our Chairman and a principal shareholder, is a citizen of the People’s Republic of China. Mr. Mao is not familiar with American business. Mr. Mao’s lack of familiarity with American business practices may adversely impact our ability to raise capital and market our products.

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

We expect that our operating expenses will increase substantially as we endeavor to implement growth initiatives by marketing our products. As a result, we may need to raise additional funds in the future, and such funds may not be available on commercially reasonable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to implement our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This could seriously harm our business, financial condition and results of operations.

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

If our systems fail to achieve or maintain market acceptance or if new technologies are introduced by others that are more favorably received than our systems, are more cost effective, or otherwise render our systems obsolete, we may not be able to sell our systems. If we are unable to sell our systems, our business and prospects would suffer.

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

Risks Related to Ownership of Common Stock and Operation as a Public Company.

There is no active trading market for our common stock, and there is no assurance that an active trading market for our common stock will develop, which would adversely affect the ability of our investors to sell their shares in the public market.

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

Key Provisions of the License Agreement Have not been Finalized.

Although the parties have entered into a License Agreement and an Amendment to the License Agreement with respect to the patents and technologies licensed by us from Beijing QHY, certain key provisions which are to be set forth on schedules to the License, including the products to be sold to us by Beijing QHY, the specifications for such products and trademarks to be developed by Beijing QHY which we will be permitted to use, have not been agreed upon and included in the License. The parties will agree upon these provisions at the time products are ordered by customers. As changes are made to the products, there will be a need to agree upon new prices. The prices agreed upon by us and Beijing QHY will impact our ability to generate positive cash flow and achieve profitability.

We may suffer a change in control and our business could be significantly harmed if an owner of a significant number of our shares, including our Chairman of the Board and Chief Executive Officer or another director, pledges his shares to secure loans and defaults in the payment of those loans.

If Mr. Mao Xu, our Chairman of the Board and Chief Executive Officer, who owns a significant portion of our outstanding shares, or Roy Teng, our other director, who also owns a significant number of our outstanding shares, was to pledge his shares to secure the payment of a loan, and then default in the payment of that loan, the default could result in a sale of a substantial number of our common shares resulting in a decrease in the price of our shares and a change in control of our company.

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

Under our Articles of Incorporation, our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to adversely affect stockholder voting power and perpetuate the board’s control over our company.

Our Board of Directors by resolution may authorize the issuance of up to 5,000,000 shares of preferred stock in one or more series with such limitations and restrictions as it may determine, in its sole discretion, with no further authorization by security holders required for the issuance of such shares. The Board may determine the specific terms of the preferred stock, including designations; preferences; conversions rights; cumulative, relative; participating; and optional or other rights, including: voting rights; qualifications; limitations; or restrictions of the preferred stock.

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

Our Articles of Incorporation, as amended, authorize the issuance of 1,000,000,000 shares of common stock. As of March 15, 2020, we had outstanding 87,269,789 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

No disclosure is required pursuant to this Item.

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

Holders

As of March 15, 2020, there were approximately 49 holders of record of our common stock. The number of record holders does not include persons who held our Common Stock in nominee or “street name” accounts through brokers.

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

Except as set forth above and as previously reported in our periodic reports filed under the Exchange Act, we did not issue any other unregistered equity securities during the fiscal year ended December 31, 2019.

 Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes shares of our Common Stock to be issued upon exercise of options and warrants, the weighted-average exercise price of outstanding options and warrants and options available for future issuance pursuant to our equity compensation plans as of December 31, 2019:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Remaining Shares Available for Future Securities Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	0	0	8,485,000
Equity compensation plans not approved by security holders	50,000,000	$0.01	0

Total	50,000,000		8,485,000

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fiscal year ended December 31, 2019.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2019 and 2018 and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

The financial statements contained in this Report as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of December 31, 2019. Since that date, economies throughout the world have been severely disrupted by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes resulting from the outbreak of the virus. Although we remain in the marketing stage, our efforts to develop and market our products and raise necessary capital will likely be adversely impacted by the outbreak of COVID – 19 and we cannot forecast with any certainty when the disruptions caused by COVID – 19 will no longer effect our business and the results of our operations. In reading the discussion below, consider the additional uncertainties caused by the outbreak of COVID – 19.

Management’s Discussion and Analysis or Plan of Operations

PBG Water Solutions International Inc. (“PBG”) was organized in August 2016 to explore the market in the United States for wastewater treatment solutions and subsequently expanded its focus to include markets outside the United States. In November 2017, we entered into a Share Exchange Agreement (the “PBG SEA”) with PBG and its shareholders, pursuant to which we acquired 100% of the outstanding shares of PBG Except where the context otherwise requires the “Company,” “we,” “us,” and “our” refer to the business of (i) PBG for periods ending on or prior to the consummation in January 2018 of the PBG SEA and (ii) the combined businesses of us and PBG from and after the consummation of the PBG SEA.

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

Upon receiving an order for one or more of our systems, we intend to seek to raise the necessary capital to recruit the personnel to expand our sales efforts and to begin performing under such contracts as we may be granted. Until such time, we will likely rely upon our principal shareholders to introduce our products to potential customers and distributors. Our revenues will be determined by the prices negotiated with those parties that choose to employ our water treatment systems and further, will be determined by the scope of the products and services agreed to be provided. Our expenses will be determined principally by the costs incurred in performing under any contract, and the amount devoted to expenses related to being a public company, such as accounting and legal expenses.

There can be no assurance that we will be able to enter into contracts for the use of our systems or that we will be able to perform under such contracts on a profitable basis.

During the next 12 months, we anticipate incurring costs for sales and marketing efforts, costs related to initial performance under any contract entered into and costs incurred to file Exchange Act reports. We believe we will be able to meet these costs through amounts, as necessary, to be loaned by or invested in us by our principal stockholders or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, except for a credit loan agreement we entered with a 28.29% shareholder for $500,000 on May 1, 2018, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds may have a severe negative impact on our ability to become a viable company.

Results of Operations

Years ended December 31, 2019 and 2018

PBG was organized in August 2016. From such time until now, the Company’s activities were limited to the exploration of the markets for wastewater treatment within and outside the United States. We have yet to sell any products or perform any services for a customer for which we have been paid, and consequently, generated no revenues. The expenses incurred primarily related to those costs and expenses incurred by us in exploring the market, and meeting with prospective customers to determine their interest in using the products available pursuant to the License Agreement, and professional fees incurred in connection with the Company’s organization, initial activities, and fees and costs related to being a listed company since the PBG Share Exchange.

Total operating expenses were $1,186,796 and $482,485 for the years ended December 31, 2019 and 2018, respectively, an increase of $704,311. The increase in operating expenses for the year ended December 31, 2019 is attributable principally to an increase in general and administrative expenses largely devoted to our marketing efforts of approximately $751,154, which included increased accrual of $427,500 for employees’ compensation and $297,475 increase in expenses to consultants we engaged to market our products.

During the year ended December 31, 2018, we incurred interest expense of $14,996 for the 2-year $500,000 loan from a 28.29% shareholder. In addition, we incurred a $4,540,000 expense for issuing warrants to the shareholder in consideration for the credit loan. This shareholder has provided interest free loans since the inception of PBG and to QHY Group since the completion of the PBG Share Exchange. During the year ended December 31, 2019, such interest expense incurred was $32,827.

Net loss for the year ended December 31, 2019 was $1,219,623, which decreased $3,817,758 from net loss of $5,037,381 for the year ended December 31, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.

The proceeds of $2,196,500 from the sale of 6,655,750 shares to seven investors completed on December 28, 2018 was collected by a related party and are to be used pay to the manufacturers in Renminbi (the “RMB”) for the wastewater treatment equipment we would purchase if we received an order and likely will not be available to us to pay our expenses. As of December 31, 2019, we had a minimal amount of cash on hand, clearly not sufficient to fund ongoing operations. We have not generated revenues to fund our operating expenses since formation, do not anticipate doing so in the immediate future and have had to rely upon the efforts of two of our stockholders on our behalf and contributions from our stockholders and the proceeds from the sale of our securities. In all likelihood, we will remain dependent upon our management and stockholders and the proceeds from the sale of our securities to fund our cash needs until we generate meaningful revenues.

We anticipate that if we were to aggressively seek to grow our business, over the next twelve months we would incur expenses in excess of our cash on hand or otherwise available to us under the Credit Agreement described the following paragraph. Further, should our marketing efforts prove successful we will require funds to perform any contracts we are awarded. The absence of capital will likely be a limiting factor on our ability to grow until such time as we raise a significant amount of equity or long-term debt. Even after we raise capital, our ability to grow may still be impeded by a lack of adequate working capital to simultaneously perform under multiple contracts.

In May 2018, we entered into a Credit Loan Agreement with Dragon & Tiger Holding Limited (“D&T”), one of our shareholders, which is controlled by Roy Teng, one of our directors. Pursuant to the agreement, D&T has agreed to lend us up to $500,000. All amounts borrowed are to bear interest at the rate of 10% per annum. Accrued interest through the end of 2018 and 2019 is to be paid no later than 90 days after the end of each year. All amounts borrowed are to be repaid in full on or before May 1, 2020. In addition to interest, D&T was issued warrants to purchase 50,000,000 shares of our common stock at a price of $0.01 per share. The warrants cannot be exercised before June 1, 2019, and have an expiration date of May 31, 2023 or such earlier date as the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. As of December 31, 2019, D&T has advanced an aggregate of $375,822 to PBG and QHY Group.

The following table summarizes the Company’s cash flows for the years ended December 31, 2019 and 2018:

	Years ended December 31,
	2019	2018
Net cash used in operating activities	$(92,082)	$(112,134)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	92,102	112,250
Net increase in cash and cash equivalents	$20	$116

Cash Used In Operating Activities

Cash used in operating activities primarily consists of our net loss adjusted for certain non-cash items and changes to working capital items.

For the year ended December 31, 2019, we incurred a net loss of $1,219,623 but used cash of only $92,082 in our operating activities. This reflects the willingness of certain related parties and third-party service providers to accept stock or warrants in lieu of cash and to allow certain amounts to accrue in their favor for payment at a future date.

For the year ended December 31, 2018, we incurred a net loss of $5,037,381 but used cash of only $112,134 in our operating activities. A large portion of our net loss in 2018 is represented by an accrual of a non-cash expense of $4,540,000 as a result of the issuance of a warrant in connection with our entry into a Loan Agreement, a non-cash expense of $169,113 in connection with consulting fees paid with common stock, and an accrual of $50,000 in respect of a license fee due but not paid to a related party and an accrual of $95,000 in respect of professional fee due but not paid to a related party..

Cash Provided By Financing Activities

Cash provided by financing activities in 2019 consisted of loans from a stockholder $92,102. In 2018, we borrowed $112,250 from such stockholder.

Cash Provided By Investing Activities

None.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2019.

Contractual Obligations

The following table sets forth our future contractual obligations as of December 31, 2019:

	Payment due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt and interests	$423,645	423,645		-	-

Total	$423,645	423,645		-	-

Going Concern Consideration

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. We will continue to rely on loans from our major shareholders and directors for payments of expenditures other than purchasing from manufacturers in China. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Income taxes

The Company’s income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in the U.S. during the year ended December 31, 2019 and 2018. Significant judgments and estimates by management are required in determining the consolidated income tax expense assessment.

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

A tax benefit from an uncertain tax position may only be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. As of December 31, 2019, the Company did not have any uncertain tax positions.

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

	Year ended
	December 31,
Dilutive shares not included in loss per share computation	2019	2018

Warrants	50,000,000	50,000,000-

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

In December 2019, the FASB issued guidance intended to simplify the accounting for income taxes. The guidance removes the following exceptions: 1) exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance simplifies the accounting for income taxes by: 1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and 5) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2020. Different components of the guidance require retrospective, modified retrospective or prospective adoption, and early adoption is permitted. We are currently assessing whether we will early adopt this guidance, and the impact on our financial statements is not currently estimable.

ITEM 7A. QUNATITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

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

Mao Xu, in his capacity as our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. Based on this evaluation, our chief executive officer/chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer/chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. The reasons for this finding were the weaknesses in our internal control over financial reporting enumerated below.

 Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Mao Xu, in his capacity as our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

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

Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our internal controls over financial reporting were not effective as of December 31, 2019.  Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the consolidated financial statements included in this report fairly present in all material respects our company’s financial condition, results of operations and cash flows for the periods presented.

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

Change in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter and year ended December 31, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

Our directors and executive officers are:

Name	Age	Positions
Mao Xu	55	Chairman of the Board and Chief Executive Officer
Roy Teng	40	Director

Mao Xu

Mr. Mao Xu has served as our Chief Executive Officer and Chairman of the Board since March 2018. Mr. Mao has over 25 years’ experience managing and operating companies of various sizes in stages of development, including a number of companies he founded. Mr. Mao served as General Manager of Beijing Shuanglong Aviation Service Company from 1993 to 2002, and chairman of Beijing Tianxing Futures Brokerage Company Limited from 1997 to 2008. Since 2000 Mr. Mao has served as chairman of Citron Holdings Limited. In 2001, Mr. Mao became chairman of Orient Xiehe Medical Bio-technology Company Limited, a position which he continues to hold. Mr. Mao has been involved in chemical and molecular products research and operations since 2001, and has been focused on wastewater treatment research, application and project management for 5 years. Mr. Mao received an associate degree on law from China University of Political Science and Law.

Roy Teng

Mr. Roy Teng has been a Director of our company since March 2018. Mr. Teng is responsible for advising on and supervising the implementation of strategic investment planning of our Group. Mr. Teng has over ten years of experience in the field of finance. From August 2004 to December 2006, Mr. Teng worked as vice president of corporate development for China Digital Communication Group, a manufacturer of battery shells and related technology for use in electronic products, primarily mobile phones. From December 2006 to October 2008, Mr. Teng served as managing director at China Finance Inc. From October 2008 to June 2014, Mr. Teng served as president of the China region and managing director of investment banking of Brean Capital, LLC, a boutique investment bank. Mr. Teng has been the legal representative of Leshan Ruijin Investment Management Company Limited since August 2011 and the general manager since June 2014. Mr. Teng obtained his bachelor’s degree of science in management and his master’s degree of science in international business from Arizona State University and California International University in May 2002 and June 2004, respectively. Mr. Teng also received a Post Baccalaureate Certificate in Accountancy from Arizona State University West in May 2003 and a Master of Business Administration from Peking University in July 2015.

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

Compensation of Directors

No compensation was paid, earned by or accrued for, any non-employee director for serving as a director during the year ended December 31, 2019.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table shows, for the periods indicated, information regarding the compensation awarded to, earned by or paid to each individual that served as our principal executive officer during the fiscal year ended December 31, 2019 (the “2019 fiscal year”) and each other executive officer whose compensation for the 2019 fiscal year exceeded $100,000 for all services rendered in all capacities to our company and its subsidiaries. The individuals listed in the following table are referred to herein collectively as our “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive Plan Information ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Mao Xu	2018		None	-	-	-	-	-	-	None
Chief Executive Officer	2019	(1)	None	-	-	-	-	-	-	None

(1)	Mao Xu has been CEO since March 2018.

Employment Agreements

We do not have any employment agreements with any of our officers.

Equity Awards – 2019

We did not grant any equity awards in the form of shares or options to any of the Named Executive Officers during 2019.

Outstanding Equity Awards at 2019 Year-End

None of our executive officers held any stock option or other equity awards at December 31, 2019.

ITEM 12 SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our Common Stock as of March 15, 2020 by (i) each person known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) our chief executive officer and the other Named Executive Officers, and (iii) all of our directors and executive officers as a group.

Except as otherwise indicated, we believe, based on information provided by each of the individuals named in the table below, that such individuals have sole investment and voting power with respect to such shares, subject to community property laws, where applicable. As of March15, 2020, we had outstanding 87,269,789 shares of Common Stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

On May 1, 2018, PBG Water Solutions and the Company entered into a Credit Loan Agreement with a 28.29% shareholder of the Company (the “Lender”). The Lender had provided operating capital to PBG Water Solutions since its inception, and to the Company since the consummation of PBG SEA. Pursuant to the Credit Loan Agreement, the Lender will provide a loan of $500,000 to the Company for 2 years with 10% annual interest which shall be applied from the date of the Credit Loan Agreement. In compensation for the loan, the Company issued to the Lender a 3-year cashless warrant, which entitles the Lender to purchase 50 million (50,000,000) shares of the Company’s common stock at an exercise price of $0.01. The warrant cannot be exercised before June 1, 2019, and shall be void and non-exercisable if the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. As of December 31, 2019 and 2018, the Lender has provided $375,822 and $283,720 to the Company, respectively. During the years ended December 31, 2019 and 2018 the Lender provided $92,102 and $114,980 to the Company, respectively. During the years ended December 31, 2019 and 2018, the Company recorded $32,827 and $14,996 interest expense incurred from the loan, respectively. During the year ended December 31, 2018, the Company recorded $4,540,000 cost for issuing the warrant to the shareholder.

In February 2018, PBG Water Solutions entered into a financial advisory agreement with Rebus Capital Group (the “Rebus”), an entity affiliated with a shareholder of the Company, pursuant to which PBG Water Solutions will pay Rebus $30,000 per quarter. The agreement has a term of five years from March 2018 but is cancellable by either party on sixty days’ notice. The service fee for the first 3 months was waived by Rebus. Professional service expense related to this agreement was $114,000 and $95,000 for the years ended December 31, 2019 and 2018, respectively.

In April 2017, PBG Water Solutions entered into a License and Supply Agreement with an individual shareholder who owned 50% of PBG Water Solutions’ common stock and the shareholder’s majority owned company Beijing QHY Environment S & T Co., Ltd. (“Beijing QHY”). Pursuant to the License and Supply Agreement and its Amendment entered into in June 2017, the individual shareholder and Beijing QHY (the “Licensor”) granted PBG the exclusive use of 21 patents in any area outside the People’s Republic of China (the “PRC”) for 20 years. A one-time fee of $1 million shall be paid before December 31, 2021, and royalties of 1% of the net revenue received by PBG from the sale, license or other distribution of the licensed products shall be paid annually. In addition, the Licensor shall supply PBG Water Solutions licensed products at prices agreed upon from time to time by the Licensor and PBG Water Solutions. The Company, QHY Water Solutions and PBG Water Solutions didn’t generate any net revenue from the licensed equipment or products during the year ended December 31, 2018 and 2019. The Company recorded a $50,000 and $50,000 license fee expense for the years ended December 31, 2019 and 2018, respectively, and made no payment of license fees as of December 31, 2019. The shareholder/licensor owned 41.6% of the Company’s common stock after giving effect to the PBG SEA and owns 47.15% of the Company’s common stock as of December 31, 2019. During the year ended December 31, 2018, QHY Water Solutions purchased an integrated wastewater treatment equipment from Beijing QHY for $292,500.

QHY Oceania was 51% owned by QHY Water Solutions from its inception until QHY Water Solutions sold all of the outstanding shares it owned to a non-affiliate party in October 2018, and since then QHY Oceania ceased to be a related party to the Company. During the year ended December 31, 2018, QHY Oceania issued a purchase order to QHY Water Solutions for an integrated wastewater treatment module and paid $292,500 in advance, a portion of the purchase price. During the year ended December 31, 2019, the Company had given up the equipment to its purchaser QHY Oceania, and QHY Oceania agreed to given up the claim to the amount prepaid to the Company according to a termination agreement between QHY Oceania and QHY Water Solutions.

In December 2018, the Company issued 6,655,750 shares of the Company’s common stock for aggregate consideration of $2,196,500. Beijing QHY collected the subscription on behalf of the Company in RMB. The monies are considered held by Beijing QHY for the benefit of the Company as of December 31, 2019, and are to be used to pay to the manufacturers in China for the wastewater treatment equipment we would purchase if we received an order.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year 2019 and fiscal year 2018, the aggregate fees which we paid to or were billed by Yu Certified Public Accountant, P.C., for professional services were as follows:

	Year Ended December 31,
	2019	2018
Audit Fees	$28,000	$33,000
Audit Related Fees	-	-
Tax Fees	-	-

	$28,000	$33,000

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

Our Board of Directors reviewed our audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The Board of Directors also has been advised of the matters required to be discussed pursuant to PCAOB Rule 3526 (Communication with Audit Committees Concerning Independence), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the BOD has determined that the audited financial statements be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019 for filing with the SEC.

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent (10%) of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely on a review of the reports filed with the SEC we believe that all of our officers and directors have filed all required reports.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements:

The following consolidated financial statements of the Company are included in Item 8 and set forth beginning on page F-1:

Consolidated Balance Sheets at December 31, 2019, and 2018

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019, and 2018

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2019, and 2018

Notes to Consolidated Financial Statements

(2)	All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either presented in the Company’s consolidated financial statements or are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
2.1	Exchange Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10 filed May 14, 2018 (“Form 10 Registration Statement”)).
3.1	Articles of Incorporation. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A Amendment No. 1 filed February 29, 2008.
3.2	Certificate of Amendment to Articles of Incorporation changing the name of the Company to Yakun International Investment and Holding Group (incorporated herein by reference to Exhibit 3.2 to the Company’s Report on Form 8-K/A filed December 21, 2011).
3.3	Certificate of Amendment to Articles of Incorporation changing the name of the Company to QHY Group (incorporated herein by reference to Exhibit 3.5 to the Company’s Report on Form 10-Q filed August 9, 2018).
3.4	Amended and Restated By Laws (incorporated herein by reference to Exhibit 3.3 to the Company’s Report on Form 10-K filed March 30, 2012).
4.6	Description of Securities
10.1	License and Requirement Supply Agreement among PBG Water Solutions International, Inc., Beijing QHY Environment S & T Co. Ltd. and Mao Xu (incorporated herein by reference to Exhibit 10.1 to Form 10 Registration Statement).
10.2	Amendment to License and Supply Agreement PBG Water Solutions International, Inc., Beijing QHY Environment S & T Co. Ltd. and Mao Xu (incorporated herein by reference to Exhibit 10.2 to Form 10 Registration Statement).
10.3	Credit Loan Agreement PBG Water Solutions International, Inc., the Company and Dragon & Tiger Holding Limited (incorporated herein by reference to Exhibit 10.3 to Form 10 Registration Statement).
10.4	Warrant issued to Dragon & Tiger Holding Limited (incorporated herein by reference to Exhibit 10.4 to Form 10 Registration Statement).
10.5	Agreement dated February 20, 2018, between the Company and Rebus Capital Group and Pluris Capital Group (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10/A (Amendment No. 1) filed July 3, 2018).
10.6	Securities Purchase Agreement with Zhigang Hou (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2018).
10.7	Securities Purchase Agreement with Han Wang, Rouchen Zhang, Boxin Zhang, Zhenjun Zhang, Bin Xu and Weida Xie (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 28, 2018).
10.8	2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on October 3, 2018).
21.1	Subsidiaries
23.1	Consent of Yu Certified Public Accountant, P.C.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2020

QHY GROUP

By:	/s/ Mao Xu
Mao Xu President, Chief Executive Officer and Chief Financial Officer (principal executive and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 30, 2020 in the capacities indicated.

Signature	Capacity

/s/ Mao Xu	President, CEO, CFO and a Director
Mao Xu	(principal executive and financial officer)

/s/ Roy Teng	Director
Roy Teng

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
QHY Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QHY Group (the “Company”, previously “PBG Water International Solutions, Inc.”) as of December 31, 2019, and 2018, and the related consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of QHY Group as of December 31, 2019, and 2018, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company's auditor since 2018.

New York, New York

March 30, 2020

QHY Group

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	December 31, 2019	December 31, 2018

ASSETS
Cash	$136	$116
Inventory	-	292,500
Due from a related party	2,196,500	2,196,500
Prepaid expenses and other current assets	100	458,537
Total assets	2,196,736	2,947,653

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	573,040	90,575
Advance from a customer – related party	-	292,500
Due to related parties	346,500	182,500
Loan from a shareholder and interest payable	423,645	-
Other current liabilities	-	10,188
Total current liabilities	1,343,185	575,763

Long-term loan from a shareholder and interest payable	-	298,716
Total liabilities	1,343,185	874,479

Stockholders’ equity
Preferred stock, 5,000,000 shares authorized, 0 shares outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 87,269,789 shares issued and outstanding at December 31, 2019 and 2018	87,270	87,270
Additional paid in capital	7,243,001	7,243,001
Accumulated deficit	(6,476,720)	(5,257,097)
Total stockholders’ equity	853,551	2,073,174

Total liabilities and stockholders’ equity	$2,196,736	$2,947,653

See notes to the consolidated financial statements

QHY Group

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

	Years ended
	December 31,
	2019	2018

Revenue	$-	$-
Cost of Revenue	-	-
Gross profit	-	-

Expenses
Listing fees	8,069	13,927
Professional fees	75,315	135,300
Professional fees – related party	114,000	95,000
License and royalty-related party	50,000	50,000
General and administrative	939,412	188,258
Total operating expenses	1,186,796	482,485

Other expenses/(income)
Investment income	-	(100)
Cost of issuing warrants for credit loan	-	4,540,000
Inventory write-off	292,500	-
Income from debt waiver	(292,500)	-
Interest expenses	32,827	14,996
Total other expenses	32,827	4,554,896

Net loss	1,219,623	5,037,381
Other comprehensive income	-	-
Total comprehensive loss	$1,219,623	5,037,381

Earnings per share – basic and diluted	$(0.014)	(0.066)
Weighted average number of shares outstanding – basic and diluted	87,269,789	76,563,487

See notes to the consolidated financial statements

QHY Group

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficits	Equity

Balance as of December 31, 2017	13,259,600	$13,260	(36,851)	$(196,125)	$(219,716)

Recapitalization- PBG Water and Yakun International	65,839,439	65,839	(65,839)	(23,591)	(23,591)
Issue warrants for credit loan	-	-	4,540,000	-	4,540,000
Issue common shares to consultants	1,515,000	1,515	615,847	-	617,362
Issue common shares for capital	6,655,750	6,656	2,189,844	-	2,196,500
Net loss	-	-	-	(5,037,381)	(5,037,381)
Balance as of December 31, 2018	87,269,789	87,270	7,243,001	(5,257,097)	2,073,174

Net loss	-	-	-	(1,219,623)	(1,219,623)
Balance as of December 31, 2019	87,269,789	87,270	7,243,001	(6,476,720)	853,551

See notes to the consolidated financial statements

QHY Group

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

	Years ended December 31,
	2019	2018

Cash flows from operating activities
Net loss	$(1,219,623)	(5,037,381)
Interest expenses	32,827	14,996
Cost of issuing warrants for credit loan	-	4,540,000
Consulting fee paid by common shares	-	169,113
Investment income		(100)
Inventory write-off	292,500	-
Debt cancellation income	(292,500)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Inventory	292,500	(292,500)
Prepaid expenses and other current assets	458,438	-
Accounts payable	472,277	56,238
License fee payable – related party	50,000	50,000
Professional fee payable – related party	114,000	95,000
Advance from a customer	(292,500)	292,500
Net cash used in operating activities	(92,082)	(112,134)

Net cash provided by investing activities	-	-

Cash flows from financing activities
Cash proceeds from shareholder loan	92,102	112,250
Net cash provided by financing activities	92,102	112,250

Net decrease in cash and cash equivalents	20	116
Cash and cash equivalents at beginning of period	116	-
Cash and cash equivalents at end of period	$136	$116

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$-

Non-cash activities:
Warrants issued for obtaining credit loan	$-	$4,540,000
Common stock issued for consulting services	-	617,363
Stock subscription collected by a related party	$-	$2,196,500

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. We will continue to rely on loans from our major shareholders and directors for payments of expenditures other than purchasing from manufacturers in China. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. Summary of significant accounting policies

(a) Basis of presentation and principles of consolidation

The consolidated financial statements are prepared and presented in accordance with U.S. GAAP.

The consolidated financial statements included the accounts of the Company and its wholly-owned subsidiaries PBG Water Solutions, and QHY Water. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(e) Income taxes

The Company’s income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in the U.S. during the year ended December 31, 2018 and 2019. Significant judgments and estimates by management are required in determining the consolidated income tax expense assessment.

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

A tax benefit from an uncertain tax position may only be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. As of December 31, 2019, the Company did not have any uncertain tax positions.

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

	Years Ended
Dilutive shares not included December 31,	December 31,
in loss per share computation	2019	2018

Warrants	50,000,000	50,000,000

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

In December 2019, the FASB issued guidance intended to simplify the accounting for income taxes. The guidance removes the following exceptions: 1) exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance simplifies the accounting for income taxes by: 1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and 5) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2020. Different components of the guidance require retrospective, modified retrospective or prospective adoption, and early adoption is permitted. We are currently assessing whether we will early adopt this guidance, and the impact on our financial statements is not currently estimable.

4. Inventory

Inventories of $292,500 as of December 31, 2018 represented an integrated wastewater treatment module PBG Water Solutions purchased from Beijing QHY Environment S & T Co., Ltd. (“Beijing QHY”), a related party of the Company. The equipment was received by its purchaser QHY Oceania in December 2018, however, the title to the equipment was not transferred since the trial period was of completed. As of December 31, 2019, the Company had waived and transferred the title of the equipment to its purchaser QHY Oceania, and fully written off the inventory. (See Note 8)

5. Due from a related party

Renminbi (the “RMB”) equivalent to $2,196,500 as proceeds from issuing 6,655,750 shares of the Company’s common stock (see Note 9) was collected by Beijing QHY on behalf of the Company because the Company cannot collect RMB due to the currency control on RMB. The monies are considered held by Beijing QHY for the benefit of the Company, and are to be used to pay to the manufacturers in China for the wastewater treatment equipment we would purchase if we received an order.

6. Prepaid expenses and other current assets

The balance as of December 31, 2018 mainly consisted of $458,537 paid to several consultants to the Company in form of the Company’s common stock (see Note 9) pursuant to agreements with remaining services terms ended as of December 31, 2019.

7. Accounts payable

Accounts payables consisted of the following:

	December 31, 2019	December 31, 2018

Payroll	$427,500	$-
Professional fees	137,615	81,746
Lab and testing fees	1,611	-
Listing fees	3,749	1,963
Others	2,565	6,866
Total	$573,040	$90,575

8. Advance from a customer

$292,500 advance from a customer as of December 31, 2018 represented the amount QHY Water Solutions received from QHY Oceania for a portion of the full price for a wastewater treatment module QHY Oceania purchased from QHY Water Solutions. The equipment was received by QHY Oceania in December 2018, however, the title to the equipment was not transferred since the trial period was not completed. In the year ended December 31, 2019, QHY Oceania agreed to given up the claim to the amount prepaid to QHY Water Solutions and QHY Water Solutions agreed to waive and transferred the title to the equipment to QHY Oceania (see Note 4), and the Company recorded $292,500 debt cancellation income accordingly.

9. Related party transactions and balances

a) Related party transactions

	Years Ended
	December 31,
	2019	2018

Loan from a shareholder	$92,102	$114,908
Interest expense to a shareholder	32,827	14,996
Fair value of warrants issued to a shareholder	-	4,540,000
Fee for professional services provided by related parties	114,000	95,000
License fee expense to a related party	50,000	50,000
Subscription received by a related party on behalf of the Company	-	2,196,500
Inventories purchased from a related party	-	292,500
Advance received from a related party	-	292,500

b) Related party payables

	December 31, 2019	December 31, 2018

Loan from a shareholder	$375,822	$283,720
Interest payable to a shareholder	47,823	14,996
Payable to a related party for license fee	137,500	87,500
Professional fee payable to related parties	209,000	95,000
Due from a related party	2,196,500	2,196,500
Advance from a related party	$-	$292,500

On May 1, 2018, PBG Water Solutions and the Company entered into a Credit Loan Agreement with a 28.29% shareholder of the Company (the “Lender”). The Lender had provided operating capital to PBG Water Solutions since its inception, and to the Company since the consummation of PBG SEA. Pursuant to the Credit Loan Agreement, the Lender will provide a loan of $500,000 to the Company for 2 years with 10% annual interest which shall be applied from the date of the Credit Loan Agreement. In compensation for the loan, the Company issued to the Lender a 3-year cashless warrant, which entitles the Lender to purchase 50 million (50,000,000) shares of the Company’s common stock at an exercise price of $0.01. The warrant cannot be exercised before June 1, 2019, and shall be void and non-exercisable if the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. As of December 31, 2019 and 2018, the Lender has provided $375,822 and $283,720 to the Company, respectively. During the years ended December 31, 2019 and 2018 the Lender provided $92,102 and $114,980 to the Company, respectively. During the years ended December 31, 2019 and 2018, the Company recorded $32,827 and $14,996 interest expense incurred from the loan, respectively. During the year ended December 31, 2018, the Company recorded $4,540,000 cost for issuing the warrant to the shareholder.

In February 2018, PBG Water Solutions entered into a financial advisory agreement with Rebus Capital Group (the “Rebus”), an entity affiliated with a shareholder of the Company, pursuant to which PBG Water Solutions will pay Rebus $30,000 per quarter. The agreement has a term of five years from March 2018 but is cancellable by either party on sixty days’ notice. The service fee for the first 3 months was waived by Rebus. Professional service expense related to this agreement was $114,000 and $95,000 for the years ended December 31, 2019 and 2018, respectively.

In April 2017, PBG Water Solutions entered into a License and Supply Agreement with an individual shareholder who owned 50% of PBG Water Solutions’ common stock and the shareholder’s majority owned company Beijing QHY Environment S & T Co., Ltd. (“Beijing QHY”). Pursuant to the License and Supply Agreement and its Amendment entered into in June 2017, the individual shareholder and Beijing QHY (the “Licensor”) granted PBG the exclusive use of 21 patents in any area outside the People’s Republic of China (the “PRC”) for 20 years. A one-time fee of $1 million shall be paid before December 31, 2021, and royalties of 1% of the net revenue received by PBG from the sale, license or other distribution of the licensed products shall be paid annually. In addition, the Licensor shall supply PBG Water Solutions licensed products at prices agreed upon from time to time by the Licensor and PBG Water Solutions. The Company, QHY Water Solutions and PBG Water Solutions didn’t generate any net revenue from the licensed equipment or products during the year ended December 31, 2018 and 2019. The Company recorded a $50,000 and $50,000 license fee expense for the years ended December 31, 2019 and 2018, respectively, and made no payment of license fees as of December 31, 2019. The shareholder/licensor owned 41.6% of the Company’s common stock after giving effect to the PBG SEA and owns 47.15% of the Company’s common stock as of December 31, 2019. During the year ended December 31, 2018, QHY Water Solutions purchased an integrated wastewater treatment equipment from Beijing QHY for $292,500.

QHY Oceania was 51% owned by QHY Water Solutions from its inception until QHY Water Solutions sold all of the outstanding shares it owned to a non-affiliate party in October 2018, and since then QHY Oceania ceased to be a related party to the Company. During the year ended December 31, 2018, QHY Oceania issued a purchase order to QHY Water Solutions for an integrated wastewater treatment module and paid $292,500 in advance, a portion of the purchase price. During the year ended December 31, 2019, the Company had given up the equipment to its purchaser QHY Oceania, and QHY Oceania agreed to given up the claim to the amount prepaid to the Company according to a termination agreement between QHY Oceania and QHY Water Solutions.

In December 2018, the Company issued 6,655,750 shares of the Company’s common stock for aggregate consideration of $2,196,500. Beijing QHY collected the subscription on behalf of the Company in RMB. The monies are considered held by Beijing QHY for the benefit of the Company as of December 31, 2019.

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

In October 2018, the Company hired certain consultants to provide general advisory services relating to the Company operating as a publicly traded enterprise, strategic planning and execution, corporate governance and financial reporting. Pursuant to each agreement, the service term is 12 months and the Company shall pay the Consultants an aggregate of 1,500,000 shares of the Company’s common stock which was delivered at inception of the Agreements. The shares were issued in December 2018. In November 2018, the Company hired a consultant for investor relations and strategic planning, pursuant to an agreement whereby the Company shall issue to the consultant 20,000 shares of the Company’s common stock each month. As of December 31, 2019, the Company has issued 15,000 shares of common stock to the consultant. Cost for the consulting service was measured based on the fair value of the Company’s common stock at the date of the consulting agreement since the common stock was vested and non-forfeitable upon the entry into the agreement. The fair value of the common stock was estimated to be $0.4075, and resulted in $617,550 for the fair value of the 1,515,000 common shares issued. $458,438 and $169,113 consulting expense was incurred during the three and nine months ended December 31, respectively.

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

A summary of the status of the Company’s warrants as of December 31, 2019 is presented below:

Number of
warrants

Warrants as at December 31, 2018	-
Warrants granted	50,000,000
Exercised, forfeited or expired	-
Outstanding at December 31, 2019	50,000,000
Exercisable at December 31, 2019	50,000,000

The following table summarizes information about the Company’s warrants as of December 31, 2019:

	Warrants outstanding			Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$0.01	50,000,000	2.42	$0.01	50,000,000	$0.01

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

Following is a reconciliation of the shares available to be issued under the 2018 Plan as of December 31, 2019:

Shares Available for Grant

Balance as of December 31, 2018	8,485,000
Stock awards granted	-
Stock awards forfeited	-

Balance as of December 31, 2019	8,485,000

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the year ended December 31, 2019, or during the prior three years applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns have been appropriately filed by the Company.

Income tax provision at the federal statutory rate	21%
Effect of operating losses	(21)%
-%

Net deferred tax assets consist of the following:

	December 31, 2019	December 31, 2018

Net operating loss carry forward	$274,926	$115,077
Valuation allowance	(274,926)	(115,077)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	Year ended
	December 31,
	2018	2017

Tax at statutory rate (21%)	$256,121	$1,057,850
Non-deductible expenses	(96,272)	(988,914)
Increase in valuation allowance	(158,849)	(68,936)
Income tax expenses	$-	$-

The Company did not pay any income taxes during the year ended December 31, 2019 or 2018.

11. Subsequent events

In accordance with FASB standards, the Company evaluated subsequent events through the date it filed this report with the Securities and Exchange Commission (“SEC”) and no subsequent events occurred that required disclosure in the accompanying consolidated financial statements except below.

The impact of the coronavirus (“COVID-19”) outbreak on the Company's results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company's results of operations, financial position and cash flows may be materially adversely affected.