Form 10-Q
period 2020-03-31
QHY GROUP
filed 2020-05-01
CIK 1423723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  March 31, 2020

Commission File Number 000-55933

QHY GROUP

(Exact name of registrant as specified in its charter)

Nevada	33-1176182
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1501 Broadway, Suite 1515

New York, NY 10036-5601

 (Address of principal executive offices) (Zip Code)

(212) 324-1876

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if change since last report)

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001	QHYG	N/A

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

As of May 1, 2020, the registrant had outstanding 87,269,789 shares of common stock.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements as defined under the U.S. federal securities laws. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions identify forward looking statements, which generally are not historical in nature. Forward looking statements are subject to risks and uncertainties that could cause actual results to materially differ from the Company’s historical experience and its current expectations or projections indicated in any forward-looking statements. These risks include, but are not limited to, risks associated with beginning a new business, operating risks, risks associated with raising capital, dependence upon management and risks associated with recruiting personnel, our ability to develop our water treatment solutions and gain market acceptance, compliance with environmental and other governmental regulations, competition with existing and future providers of water treatment solutions, as well as the other risks described in Item 1.A in our Report on Form 10-K filed on March 30, 2020 and discussed in our future filings with the SEC. You should not place undue reliance on forward looking statements, which speak only as of the date they are made. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Given these uncertainties, you should not place undue reliance on forward-looking statements.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QHY Group

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash	$91	$136
Due from a related party	2,196,500	2,196,500
Prepaid expenses and other current assets	100	100
Total assets	$2,196,691	$2,196,736

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$694,027	$573,040
Due to related parties	387,500	346,500
Loan from a shareholder and interest payable	460,975	423,645
Total liabilities	1,542,502	1,343,185

Stockholders’ equity
Preferred stock, 5,000,000 shares authorized, 0 shares outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 87,269,789 shares issued and outstanding at March 31, 2020 and December 31, 2019	87,270	87,270
Additional paid in capital	7,243,001	7,243,001
Accumulated deficit	(6,676,082)	(6,476,720)
Total stockholders’ equity	654,189	853,551

Total liabilities and stockholders’ equity	$2,196,691	$2,196,736

See notes to the unaudited consolidated financial statements

QHY Group

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

	Three Months ended
	March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Revenue	$-	$-
Cost of Revenue	-	-
Gross profit	-	-

Expenses
Listing fees	1,947	1,355
Professional fees	2,000	3,205
Professional fees – related party	28,500	28,500
License and royalty-related party	12,500	12,500
General and administrative	144,935	161,737
Total operating expenses	189,882	207,117

Other expenses
Interest expenses – related party	9,480	7,030
Total other expenses	9,480	7,030

Net loss	199,362	214,147
Other comprehensive income	-	-
Total comprehensive loss	$199,362	$214,147

Earnings per share – basic and diluted	$(0.002)	$(0.002)
Weighted average number of shares outstanding – basic and diluted	87,269,789	87,269,789

See notes to the unaudited consolidated financial statements

QHY Group

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficits	Equity

Balance as of December 31, 2019	87,269,789	$87,270	$7,243,001	$(6,476,720)	$853,551

Net loss	-	-	-	(199,362)	(199,362)
Balance as of March 31, 2020	87,269,789	$87,270	$7,243,001	$(6,676,082)	$654,189

Balance as of December 31, 2018	87,269,789	$87,270	$7,243,001	$(5,257,097)	$2,073,174
Net loss	-	-	-	(214,147)	(214,147)
Balance as of March 31, 2019	87,269,789	$87,270	$7,243,001	$(5,471,244)	$1,859,027

See notes to the unaudited consolidated financial statements

QHY Group

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

	Three Months ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(199,362)	$(214,147)
Interest expenses	9,480	7,030
Consulting fee paid by common shares	-	160,963
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	120,988	(13,065)
License fee payable – related party	12,500	12,500
Professional fee payable – related party	28,500	28,500
Net cash used in operating activities	(27,894)	(18,219)

Net cash provided by investing activities	-	-

Cash flows from financing activities
Cash proceeds from shareholder loan	27,849	18,174
Net cash provided by financing activities	27,849	18,174

Net decrease in cash and cash equivalents	(45)	(45)
Cash and cash equivalents at beginning of period	136	116
Cash and cash equivalents at end of period	$91	$71

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$-

See notes to the unaudited consolidated financial statements

QHY Group

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

1. Organization and principal activities

QHY Group (the “Company”, or “we”), formerly named Yakun International Investment and Holding Group (“Yakun International”), was incorporated under the laws of the State of Nevada on October 16, 2007. Prior to the acquisition of PBG Water Solutions International Inc. (“PBG Water Solutions”) on January 15, 2018, the Company was a development stage company that had not generated any revenue from operations and maintained no essential assets since inception.

In November 2017, Yakun International entered into a Share Exchange Agreement (the “PBG SEA”) with PBG Water Solutions International Inc. (“PBG Water Solutions”) and its shareholders, pursuant to which Yakun International acquired 100% of the outstanding shares of PBG Water Solutions in exchange for 46,839,439 shares of common stock of the Company and 19,000 shares of Series A Convertible Preferred Stock (each Series A Convertible Preferred Stock was converted into 1,000 shares of common stock) of the Company, which constituted approximately 83% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the acquisition. PBG Water Solutions was incorporated under the law of the State of Delaware on August 4, 2016, and in October 2017, it merged into a company with the same name incorporated under the law of the State of Nevada. On January 15, 2018, all parties to the SEA agreed to amend the original agreement and consummate the transaction. Shareholders of PBG Water solutions took control of Yakun International on the same date. As of the issuance of these financial statements. PBG Water Solutions has not generated revenue.

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

In December 2018, the Company issued 1,515,000 shares of common stock to certain consultants for services rendered or to be rendered (See Note 7).

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

The unaudited consolidated interim financial information as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited consolidated interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K filed on March 30, 2020.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2020, its consolidated results of operations for the three months ended March 31, 2020 and 2019, and its consolidated cash flows for the three months ended March 31, 2020 and 2019, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

	Three Months Ended
Dilutive shares not included	March 31,
in loss per share computation	2020	2019
	(Unaudited)	(Unaudited)
Warrants	50,000,000	50,000,000

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

4. Due from a related party

The Renminbi (the “RMB”) equivalent to $2,196,500 received in December 2018 as proceeds from issuing 6,655,750 shares of the Company’s common stock (see Note 7) was collected by Beijing QHY on behalf of the Company because the Company cannot collect RMB due to the currency control on RMB. The monies are considered held by Beijing QHY for the benefit of the Company and are to be used to pay manufacturers in China for the wastewater treatment equipment we would purchase if we received an order. It is likely that the funds will not be available to pay expenses incurred outside China.

5. Accounts payable

Accounts payables consisted of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)
Payroll	$570,000	$427,500
Professional fees	199,615	137,615
Lab and testing fees	-	1,611
Listing fees	1,847	3,749
Others	2,565	2,565
Total	$694,027	$573,040

6. Related party transactions and balances

a) Related party transactions

	Three Months Ended
	March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Loan from a shareholder	$27,849	$18,174
Interest expense to a shareholder	9,480	7,030
Fee for professional services provided by related parties	28,500	28,500
License fee expense to a related party	$12,500	$12,500

b) Related party payables

	March 31, 2020	December 31, 2019
	(Unaudited)
Loan from a shareholder	$403,672	$375,822
Interest payable to a shareholder	57,303	47,823
Payable to a related party for license fee	150,000	137,500
Professional fee payable to related parties	237,500	209,000
Due from a related party	$2,196,500	$2,196,500

On May 1, 2018, PBG Water Solutions and the Company entered into a Credit Loan Agreement with a 28.29% shareholder of the Company (the “Lender”). The Lender had provided operating capital to PBG Water Solutions since its inception, and to the Company since the consummation of PBG SEA. Pursuant to the Credit Loan Agreement, the Lender will provide a loan of $500,000 to the Company for 2 years with 10% annual interest which shall be applied from the date of the Credit Loan Agreement. In compensation for the loan, the Company issued to the Lender a 3-year cashless warrant, which entitles the Lender to purchase 50 million (50,000,000) shares of the Company’s common stock at an exercise price of $0.01. The warrant cannot be exercised before June 1, 2019, and shall be void and non-exercisable if the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. As of March 31, 2020 and December 31, 2019, the Lender has provided $403,672 and $375,822 to the Company, respectively. During the three months ended March 31, 2020 and 2019 the Lender provided $27,849 and $18,174 to the Company, respectively. During the three months ended March 31, 2020 and 2019, the Company recorded $9,480 and $7,030 interest expense incurred from the loan, respectively.

In February 2018, PBG Water Solutions entered into a financial advisory agreement with Rebus Capital Group (the “Rebus”), an entity affiliated with a shareholder of the Company, pursuant to which PBG Water Solutions will pay Rebus $30,000 per quarter. The agreement has a term of five years from March 2018 but is cancellable by either party on sixty days’ notice. The service fee for the first 3 months was waived by Rebus. Professional service expense related to this agreement was $28,500 and $28,500 for the three months ended March 31, 2020 and 2019, respectively.

In April 2017, PBG Water Solutions entered into a License and Supply Agreement with an individual shareholder who owned 50% of PBG Water Solutions’ common stock and the shareholder’s majority owned company Beijing QHY Environment S & T Co., Ltd. (“Beijing QHY”). Pursuant to the License and Supply Agreement and its Amendment entered into in June 2017, the individual shareholder and Beijing QHY (the “Licensor”) granted PBG the exclusive use of 21 patents in any area outside the People’s Republic of China (the “PRC”) for 20 years. A one-time fee of $1 million shall be paid before December 31, 2021, and royalties of 1% of the net revenue received by PBG from the sale, license or other distribution of the licensed products shall be paid annually. In addition, the Licensor shall supply PBG Water Solutions licensed products at prices agreed upon from time to time by the Licensor and PBG Water Solutions. The Company, QHY Water Solutions and PBG Water Solutions didn’t generate any net revenue from the licensed equipment or products during the three months ended March 31, 2020 and 2019. The Company recorded a $12,500 and $12,500 license fee expense for the three months ended March 31, 2020 and 2019, respectively, and made no payment of license fees as of March 31, 2020. The shareholder/licensor owns 47.15% of the Company’s common stock as of March 31, 2020.

In December 2018, the Company issued 6,655,750 shares of the Company’s common stock for aggregate consideration of $2,196,500. Beijing QHY collected the subscription on behalf of the Company in RMB. The monies are considered held by Beijing QHY for the benefit of the Company as of March 31, 2020, and are to be used to pay manufacturers in China for the wastewater treatment equipment we would purchase if we received an order. It is likely that the funds will not be available to pay expenses incurred outside China.

7. Stockholder’s equity

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

In October 2018, the Company hired certain consultants to provide general advisory services relating to the Company operating as a publicly traded enterprise, strategic planning and execution, corporate governance and financial reporting. Pursuant to each agreement, the service term is 12 months and the Company shall pay the Consultants an aggregate of 1,500,000 shares of the Company’s common stock which was delivered at inception of the Agreements. The shares were issued in December 2018. In November 2018, the Company hired a consultant for investor relations and strategic planning, pursuant to an agreement whereby the Company shall issue to the consultant 20,000 shares of the Company’s common stock each month. The service was terminated in February 2020. As of March 31, 2020, the Company has issued 15,000 shares of common stock to the consultant. Cost for the consulting service was measured based on the fair value of the Company’s common stock at the date of the consulting agreement since the common stock was vested and non-forfeitable upon the entry into the agreement. The fair value of the common stock was estimated to be $0.4075, and resulted in $617,550 for the fair value of the 1,515,000 common shares issued. $160,963 consulting expense was incurred during the three months ended March 31, 2019.

In December 2018, the Company issued 6,655,750 shares of the Company’s common stock for aggregate consideration of $2,196,500.

Warrants

On May 1, 2018, the Company issued warrants to a shareholder pursuant to the Credit Loan Agreement (See Note 6). The warrants issued by the Company are classified as equity. The fair value of the warrants was recorded as additional-paid-in-capital, and no further adjustments are made.

The fair value of the stock warrants granted was estimated at $4,540,000 on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $ 0.01 per share, average risk-free interest rate of 2.66%, expected dividend yield of zero, expected lives of 3 years and an average expected volatility of 35%.

A summary of the status of the Company’s warrants as of March 31, 2020 is presented below:

Number of
warrants
(Unaudited)
Warrants as at December 31, 2019	50,000,000
Warrants granted	-
Exercised, forfeited or expired	-
Outstanding at March 31, 2020	50,000,000
Exercisable at March 31, 2020	50,000,000

The following table summarizes information about the Company’s warrants as of March 31, 2020:

	Warrants outstanding			Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
$0.01	50,000,000	2.17	$0.01	50,000,000	$0.01

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

Following is a reconciliation of the shares available to be issued under the 2018 Plan as of March 31, 2020:

Shares Available for Grant
(Unaudited)
Balance as of December 31, 2019	8,485,000
Stock awards granted	-
Stock awards forfeited	-

Balance as of March 31, 2020	8,485,000

8. Income taxes

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended March 31, 2020, or during the prior three years applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns have been appropriately filed by the Company.

Income tax provision at the federal statutory rate	21%
Effect of operating losses	(21)%
-%

Net deferred tax assets consist of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)
Net operating loss carry forward	$316,792	$274,926
Valuation allowance	(316,792)	(274,926)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	Three Months ended
	March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Tax at statutory rate (21%)	$41,866	$44,971
Non-deductible expenses	-	(33,802)
Increase in valuation allowance	(41,866)	(11,169)
Income tax expenses	$-	$-

The Company did not pay any income taxes during the three months ended March 31, 2020 and 2019.

9. Subsequent events

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in Item 1A of our 2019 Form 10-K that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

To date, we have not been adequately capitalized and have relied upon loans from our principal shareholders and sales and issuances of our common stock to pay expenses. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become cash flow positive. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

During the next 12 months, we anticipate incurring costs for sales and marketing efforts, costs related to initial performance under any contract entered into, costs associated with our personnel and costs incurred to file Exchange Act reports. We believe we will be able to meet these costs through amounts, as necessary, to be loaned by or invested in us by our principal stockholders or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, except for a credit loan agreement we entered with a 20.8% shareholder for $500,000 on May 1, 2018, and our issuance of 6,655,750 shares for $2.2 million in December 2018. Beijing QHY collected the $2.2 million on our behalf in China as the monies were paid in RMB. The monies are considered held by Beijing QHY for our benefit and are to be used to pay to manufacturers in China for the wastewater treatment equipment we would purchase if we received an order. It is likely that the funds will not be available to pay expenses incurred outside China. We may seek to raise any capital required to continue our business through the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds may have a severe negative impact on our ability to become a viable company.

Results of Operations

Three Months Ended March 31, 2020 as compared to Three Months Ended March 31, 2019

PBG was organized in August 2016. Since its organization, its activities were limited to the exploration of the markets for wastewater treatment within and outside the United States. We sold no products and performed no services during such period, other than in connection with the assembly and installation of a pilot wastewater treatment unit to be installed in a facility in New Zealand which project was abandoned and consequently, generated no revenues. Expenses incurred by us to date primarily related to those costs and expenses incurred by us in exploring the market, and meeting with prospective customers to determine their interest in using the products available pursuant to the License Agreement, and professional fees incurred in connection with our organization, initial activities, and fees and costs related to being a public company since the PBG Share Exchange.

Total operating expenses were $189,882 and $207,117 for the three months ended March 31, 2020 and 2019, respectively. The decrease in operating expenses for the three months ended March 31, 2020 compared to 2019 is attributable principally to the decrease of $160,963 in consulting expenses related to the consultant we have engaged in October 2018 and whose services were completed in 2019, offset by the increase in in accrued payroll expenses in the three months ended March 31, 2020 for services rendered by our officers and additional personnel we engaged from April 2019 to perform various functions. We had no personnel except for our CEO and Executive Director in the three months ended March 31, 2019.

During the three months ended March 31, 2020, we incurred $9,480 interest expense to a 20.8% shareholder for a 2-year $500,000 credit loan. This shareholder provided loans without any interest since the inception of PBG for its operations and to us since the PBG Share Exchange. Interest expense accrued for the same period in year 2019 was $7,030.

Net loss for the three months ended March 31, 2020 was $199,362, as compared to a net loss of $214,147 for the three months ended March 31, 2019.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of March 31, 2020 and December 31, 2019, we had an insignificant amount of cash except for $2.20 million held by a related party and designated to be used in China for the purchase of wastewater treatment equipment. We have not generated revenues to fund our operating expenses since formation and have had to rely upon the efforts of two of our stockholders on our behalf and contributions from our stockholders and the proceeds from the sale of our securities. In all likelihood, we will remain dependent upon our management and stockholders and the proceeds from the sale of our securities to fund our cash needs until we generate meaningful revenues.

We anticipate incurring a minimum of $800,000 in expenses over the next twelve months. Further, should our marketing efforts prove successful we will require additional working capital to perform any contracts we are awarded. The absence of capital will likely be a limiting factor on our ability to grow until such time as we raise a significant amount of equity or long-term debt. Even after we raise capital, our ability to grow may still be impeded by a lack of adequate working capital to simultaneously perform under multiple contracts.

In May 2018, we entered into a Credit Loan Agreement with Dragon & Tiger Holding Limited (“D&T”), one of our shareholders, which is controlled by one of our directors. Pursuant to the agreement, D&T has agreed to lend us up to $500,000. All amounts borrowed are to bear interest at the rate of 10% per annum. Accrued interest through the end of 2018 and 2019 is to be paid no later than 90 days after the end of each year. All amounts borrowed are to be repaid in full on or before May 1, 2020. In addition to interest, D&T was issued warrants to purchase 50,000,000 shares of our common stock at a price of $0.01 per share. The warrants have an expiration date of May 31, 2023 or such earlier date as the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. As of March 31, 2020 and December 31, 2019, D&T has provided $403,672 and $375,822 to us, respectively. During the three months ended March 31, 2020 and 2019 the Lender provided $27,849 and $18,174 to us, respectively.

The following table summarizes the Company’s cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(27,894)	$(18,219)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	27,849	18,174
Net increase in cash and cash equivalents	$(45)	$(45)

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

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of March 31, 2020 and December 31, 2019, the Company did not have any uncertain tax positions.

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

Mao Xu, in his capacity as our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on this evaluation, Mr. Mao concluded that, as of the end of such period, our disclosure controls and procedures were not effective due to  a lack of accounting personnel with the requisite knowledge of U.S. GAAP and the financial reporting requirements of the Securities and Exchange Commission; insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our three month period ended March 31, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

Reference is made to the risks and uncertainties disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), which is incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our 2019 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not issued any unregistered equity securities since January 1, 2020.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2020.

QHY Group

By:	/s/ Mao Xu
Mao Xu
President, Chief Executive Officer
(principal executive and financial officer)