Form 10-Q
period 2020-06-30
QHY GROUP
filed 2020-07-21
CIK 1423723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  June 30, 2020

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

As of July 15, 2020, the registrant had outstanding 87,269,789 shares of common stock.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QHY Group

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash	$7,061	$136
Due from a related party	2,196,500	2,196,500
Prepaid expenses and other current assets	100	100
Total assets	$2,203,661	$2,196,736

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$842,661	$573,040
Due to related parties	428,500	346,500
Loan from a shareholder and interest payable	479,451	423,645
Total liabilities	1,750,612	1,343,185

Stockholders’ equity
Preferred stock, 5,000,000 shares authorized, 0 shares outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 87,269,789 shares issued and outstanding at June 30, 2020 and December 31, 2019	87,270	87,270
Additional paid in capital	7,243,001	7,243,001
Accumulated deficit	(6,877,222)	(6,476,720)
Total stockholders’ equity	453,049	853,551

Total liabilities and stockholders’ equity	$2,203,661	$2,196,736

See notes to the unaudited consolidated financial statements

QHY Group

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-
Cost of Revenue	-	-	-	-
Gross profit	-	-	-	-

Expenses
Listing fees	1,477	3,545	3,424	4,900
Professional fees	11,657	15,559	13,657	18,584
Professional fees – related party	28,500	28,500	57,000	57,000
License and royalty-related party	12,500	12,500	25,000	25,000
General and administrative	143,813	296,250	288,748	457,987
Total operating expenses	197,947	356,354	387,829	563,471

Other expenses/(income)
Other income	(7,000)	-	(7,000)	-
Interest expenses – related party	10,193	7,583	19,673	14,613
Total other expenses	3,193	7,583	12,673	14,613

Net loss	201,140	363,937	400,502	578,084
Other comprehensive income	-	-	-
Total comprehensive loss	$201,140	$363,937	$400,502	$578,084

Loss per share – basic and diluted	$(0.002)	$(0.004)	$(0.005)	$(0.007)
Weighted average number of shares outstanding – basic and diluted	87,269,789	87,269,789	87,269,789	87,269,789

See notes to the unaudited consolidated financial statements

QHY Group

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficits	Equity

Balance as of December 31, 2019	87,269,789	$87,270	$7,243,001	$(6,476,720)	$853,551
Net loss	-	-	-	(199,362)	(199,362)
Balance as of March 31, 2020	87,269,789	87,270	7,243,001	(6,676,082)	654,189
Net loss	-	-	-	(201,140)	(201,140)
Balance as of June 30, 2020	87,269,789	$87,270	$7,243,001	$(6,877,222)	$453,049

Balance as of December 31, 2018	87,269,789	$87,270	$7,243,001	$(5,257,097)	$2,073,174
Net loss	-	-	-	(214,147)	(214,147)
Balance as of March 31, 2019	87,269,789	$87,270	$7,243,001	(5,471,244)	1,859,027
Net loss	-	-	-	(363,937)	(363,937)
Balance as of June 30, 2019	87,269,789	$87,270	$7,243,001	$(5,835,181)	$1,495,090

See notes to the unaudited consolidated financial statements

QHY Group

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

	Six Months ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(400,502)	$(578,084)
Interest expenses	19,673	14,613
Consulting fee paid by common shares	-	313,776
Other income	(7,000)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	269,621	121,539
License fee payable – related party	25,000	25,000
Professional fee payable – related party	57,000	57,000
Net cash used in operating activities	(36,208)	(46,156)

Net cash provided by investing activities	-	-

Cash flows from financing activities
EIDL loan advance	7,000
Cash proceeds from shareholder loan	36,133	46,266
Net cash provided by financing activities	43,133	46,266

Net decrease in cash and cash equivalents	6,925	110
Cash and cash equivalents at beginning of period	136	116
Cash and cash equivalents at end of period	$7,061	$226

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$-

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

The unaudited consolidated interim financial information as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited consolidated interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K filed on March 30, 2020.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2020, its consolidated results of operations for the three and six months ended June 30, 2020 and 2019, and its consolidated cash flows for the six months ended June 30, 2020 and 2019, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

	Three Months Ended		Six Months Ended
Dilutive shares not included	June 30,		June 30,
in loss per share computation	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Warrants	50,000,000	50,000,000	50,000,000	50,000,000

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

5. Accounts payable

Accounts payables consisted of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)
Payroll	$712,500	$427,500
Professional fees	124,272	137,615
Lab and testing fees	-	1,611
Listing fees	3,324	3,749
Others	2,565	2,565
Total	$842,661	$573,040

6. Related party transactions and balances

a) Related party transactions	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loan from a shareholder	$8,284	$28,092	$36,133	$46,266
Interest expense to a shareholder	10,193	7,583	19,673	14,613
Fee for professional services provided by related parties	28,500	28,500	57,000	57,000
License fee expense to a related party	$12,500	$12,500	$25,000	$25,000

b) Related party payables

	June 30, 2020	December 31, 2019
	(Unaudited)
Loan from a shareholder	$411,955	$375,822
Interest payable to a shareholder	67,496	47,823
Payable to a related party for license fee	162,500	137,500
Professional fee payable to related parties	266,000	209,000
Due from a related party	$2,196,500	$2,196,500

On May 1, 2018, PBG Water Solutions and the Company entered into a Credit Loan Agreement with a 28.29% shareholder of the Company (the “Lender”). The Lender had provided operating capital to PBG Water Solutions since its inception, and to the Company since the consummation of PBG SEA. Pursuant to the Credit Loan Agreement, the Lender will provide a loan of $500,000 to the Company for 2 years with 10% annual interest which shall be applied from the date of the Credit Loan Agreement. In compensation for the loan, the Company issued to the Lender a 3-year cashless warrant, which entitles the Lender to purchase 50 million (50,000,000) shares of the Company’s common stock at an exercise price of $0.01. The warrant cannot be exercised before June 1, 2019, and shall be void and non-exercisable if the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. As of June 30, 2020 and December 31, 2019, the Lender has provided $411,955 and $375,822 to the Company, respectively. During the three months ended June 30, 2020 and 2019 the Lender provided $8,284 and $28,092 to the Company, respectively. During the six months ended June 30, 2020 and 2019 the Lender provided $36,133 and $46,266 to the Company, respectively. During the three months ended June 30, 2020 and 2019, the Company recorded $10,193 and $7,583 interest expense incurred from the loan, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded $19,673 and $14,613 interest expense incurred from the loan, respectively.

In February 2018, PBG Water Solutions entered into a financial advisory agreement with Rebus Capital Group (the “Rebus”), an entity affiliated with a shareholder of the Company, pursuant to which PBG Water Solutions will pay Rebus $30,000 per quarter. The agreement has a term of five years from March 2018 but is cancellable by either party on sixty days’ notice. The service fee for the first 3 months was waived by Rebus. Professional service expense related to this agreement was $28,500 and $28,500 for the three months ended June 30, 2020 and 2019, respectively. Professional service expense related to this agreement was $57,000 and $57,000 for the six months ended June 30, 2020 and 2019, respectively.

In April 2017, PBG Water Solutions entered into a License and Supply Agreement with an individual shareholder who owned 50% of PBG Water Solutions’ common stock and the shareholder’s majority owned company Beijing QHY Environment S & T Co., Ltd. (“Beijing QHY”). Pursuant to the License and Supply Agreement and its Amendment entered into in June 2017, the individual shareholder and Beijing QHY (the “Licensor”) granted PBG the exclusive use of 21 patents in any area outside the People’s Republic of China (the “PRC”) for 20 years. A one-time fee of $1 million shall be paid before December 31, 2021, and royalties of 1% of the net revenue received by PBG from the sale, license or other distribution of the licensed products shall be paid annually. In addition, the Licensor shall supply PBG Water Solutions licensed products at prices agreed upon from time to time by the Licensor and PBG Water Solutions. The Company, QHY Water Solutions and PBG Water Solutions didn’t generate any net revenue from the licensed equipment or products during the six months ended June 30, 2020 and 2019. The Company recorded a $12,500 and $12,500 license fee expense for the three months ended June 30, 2020 and 2019, respectively. The Company recorded a $25,000 and $25,000 license fee expense for the six months ended June 30, 2020 and 2019, respectively, and made no payment of license fees as of June 30, 2020. The shareholder/licensor owns 47.15% of the Company’s common stock as of June 30, 2020.

In December 2018, the Company issued 6,655,750 shares of the Company’s common stock for aggregate consideration of $2,196,500. Beijing QHY collected the subscription on behalf of the Company in RMB. The monies are considered held by Beijing QHY for the benefit of the Company as of June 30, 2020, and are to be used to pay manufacturers in China for the wastewater treatment equipment we would purchase if we received an order. It is likely that the funds will not be available to pay expenses incurred outside China.

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

In October 2018, the Company hired certain consultants to provide general advisory services relating to the Company operating as a publicly traded enterprise, strategic planning and execution, corporate governance and financial reporting. Pursuant to each agreement, the service term is 12 months and the Company shall pay the Consultants an aggregate of 1,500,000 shares of the Company’s common stock which was delivered at inception of the Agreements. The shares were issued in December 2018. In November 2018, the Company hired a consultant for investor relations and strategic planning, pursuant to an agreement whereby the Company shall issue to the consultant 20,000 shares of the Company’s common stock each month. The service was terminated in February 2020. As of June 30, 2020, the Company has issued 15,000 shares of common stock to the consultant. Cost for the consulting service was measured based on the fair value of the Company’s common stock at the date of the consulting agreement since the common stock was vested and non-forfeitable upon the entry into the agreement. The fair value of the common stock was estimated to be $0.4075, and resulted in $617,550 for the fair value of the 1,515,000 common shares issued. $152,813 and $313,775 consulting expense was incurred during the three and six months ended June 30, 2019, respectively.

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

A summary of the status of the Company’s warrants as of June 30, 2020 is presented below:

Number of
warrants
(Unaudited)
Warrants as at December 31, 2019	50,000,000
Warrants granted	-
Exercised, forfeited or expired	-
Outstanding at June 30, 2020	50,000,000
Exercisable at June 30, 2020	50,000,000

The following table summarizes information about the Company’s warrants as of June 30, 2020:

	Warrants outstanding			Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
$0.01	50,000,000	1.92	$0.01	50,000,000	$0.01

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

Following is a reconciliation of the shares available to be issued under the 2018 Plan as of June 30, 2020:

Shares Available for Grant
(Unaudited)
Balance as of December 31, 2019	8,485,000
Stock awards granted	-
Stock awards forfeited	-

Balance as of June 30, 2020	8,485,000

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three and six months ended June 30, 2020, or during the prior three years applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns have been appropriately filed by the Company.

Income tax provision at the federal statutory rate	21%
Effect of operating losses	(21)%
-%

Net deferred tax assets consist of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)
Net operating loss carry forward	$359,031	$274,926
Valuation allowance	(359,031)	(274,926)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	Three Months ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax at statutory rate (21%)	$42,239	$76,427	$84,105	$121,398
Non-deductible expenses	-	(32,091)	-	(65,893)
Increase in valuation allowance	(42,239)	(44,336)	(84,105)	(55,505)
Income tax expenses	$-	$-	$-	$-

The Company did not pay any income taxes during the three and six months ended June 30, 2020 and 2019.

9. Other income

In April 2020, PBG Water Solutions executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the Small Business Association under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the coronavirus (“COVID-19”) pandemic on the Company’s business. In connection therewith, PBG Water Solutions received a $7,000 advance, which does not have to be repaid.

10. Subsequent events

In accordance with FASB standards, the Company evaluated subsequent events through the date it filed this report with the Securities and Exchange Commission (“SEC”) and no subsequent events occurred that required disclosure in the accompanying consolidated financial statements except below.

The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected. To date, the Company has been able to avoid layoffs and furloughs of employees. The Company is not able to estimate the duration of the pandemic and potential impact on the business if disruptions or delays in business developments and shipments of product occur. To date, the Company is not aware of any such disruptions. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened the Company’s ability to develop potential businesses and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly.

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

Results of Operations

Three Months Ended June 30 2020 as compared to Three Months Ended June 30, 2019

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

Total operating expenses were $197,947 and $356,354 for the three months ended June, 2020 and 2019, respectively. The decrease in operating expenses for the three months ended June 30, 2020 compared to 2019 is attributable principally to the decrease of $152,813 in consulting expenses related to the consultant we engaged in October 2018 and whose services were completed in 2019.

During the three months ended June 30, 2020, we incurred $10,193 interest expense to a 20.8% shareholder for a 2-year $500,000 credit loan. This shareholder provided loans without any interest since the inception of PBG for its operations and to us since the PBG Share Exchange. Interest expense accrued for the same period in year 2019 was $7,583. During the three months ended June 30, 2020, we received a $7,000 Small Business Association (“SBA”) Disaster Loan and the advanced amount was forgiven per the program.

Net loss for the three months ended June 30, 2020 was $201,140, as compared to a net loss of $363,937 for the three months ended June 30, 2019.

Six Months Ended June 30 2020 as compared to Six Months Ended June 30, 2019

Total operating expenses were $387,829 and $563,471 for the six months ended June, 2020 and 2019, respectively. The decrease in operating expenses for the six months ended June 30, 2020 compared to 2019 is attributable principally to the decrease of $313,775 in consulting expenses related to the consultant we engaged in October 2018 and whose services were completed in 2019, offset by the $142,500 increase in accrued payroll expenses in the six months ended June 30, 2020 for services rendered by our officers and additional personnel we engaged from April 2019 to perform various functions. We had no personnel except for our CEO and Executive Director until April 2019.

During the six months ended June 30, 2020, we incurred $19,673 interest expense to a 20.8% shareholder for a 2-year $500,000 credit loan. This shareholder provided loans without any interest since the inception of PBG for its operations and to us since the PBG Share Exchange. Interest expense accrued for the same period in year 2019 was $14,613. During the six months ended June 30, 2020, we received a $7,000 Small Business Association (“SBA”) Disaster Loan and the advanced amount was forgiven per the program.

Net loss for the six months ended June, 2020 was $400,502, as compared to a net loss of $578,084 for the six months ended June 30, 2019.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of June 30, 2020 and December 31, 2019, we had an insignificant amount of cash except for $2.20 million held by a related party and designated to be used in China for the purchase of wastewater treatment equipment. We have not generated revenues to fund our operating expenses since formation and have had to rely upon the efforts of two of our stockholders on our behalf and contributions from our stockholders and the proceeds from the sale of our securities. In all likelihood, we will remain dependent upon our management and stockholders and the proceeds from the sale of our securities to fund our cash needs until we generate meaningful revenues.

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

In May 2018, we entered into a Credit Loan Agreement with Dragon & Tiger Holding Limited (“D&T”), one of our shareholders, which is controlled by one of our directors. Pursuant to the agreement, D&T has agreed to lend us up to $500,000. All amounts borrowed are to bear interest at the rate of 10% per annum. Accrued interest through the end of 2018 and 2019 is to be paid no later than 90 days after the end of each year. All amounts borrowed are to be repaid in full on or before May 1, 2020. In addition to interest, D&T was issued warrants to purchase 50,000,000 shares of our common stock at a price of $0.01 per share. The warrants have an expiration date of May 31, 2022 or such earlier date as the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. As of June 30, 2020 and December 31, 2019, D&T has provided $411,955 and $375,822 to us, respectively. During the three months ended June 30, 2020 and 2019 the Lender provided $8,284 and $28,092 to us, respectively. During the six months ended June 30, 2020 and 2019 the Lender provided $36,133 and $46,266 to us, respectively.

In April 2020, PBG Water Solutions executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the Small Business Association under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the coronavirus (“COVID-19”) pandemic on the Company’s business. In connection therewith, PBG Water Solutions received a $7,000 advance, which does not have to be repaid.

The following table summarizes the Company’s cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended Six,
	2020	2019
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(36,208)	$(46,156)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	43,133	46,266
Net increase in cash and cash equivalents	$6,925	$110

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

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of June 30, 2020 and December 31, 2019, the Company did not have any uncertain tax positions.

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

Mao Xu, in his capacity as our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on this evaluation, Mr. Mao concluded that, as of the end of such period, our disclosure controls and procedures were not effective due to  a lack of accounting personnel with the requisite knowledge of U.S. GAAP and the financial reporting requirements of the Securities and Exchange Commission; insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our six month period ended June 30, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 21, 2019.

QHY Group

By:	/s/ Mao Xu
Mao Xu
President, Chief Executive Officer
(principal executive and financial officer)