Form 10-Q
period 2020-09-30
QHY GROUP
filed 2020-11-06
CIK 1423723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act: None

As of November 3, 2020, the registrant had outstanding 87,269,789 shares of common stock.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QHY Group

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash	$7,061	$136
Due from a related party	2,196,500	2,196,500
Prepaid expenses and other current assets	100	100
Total assets	$2,203,661	$2,196,736

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$984,763	$573,040
Due to related parties	469,500	346,500
Loan from a shareholder and interest payable	496,474	423,645
Total liabilities	1,950,737	1,343,185

Stockholders’ equity
Preferred stock, 5,000,000 shares authorized, 0 shares outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 87,269,789 shares issued and outstanding at September 30, 2020 and December 31, 2019	87,270	87,270
Additional paid in capital	7,243,001	7,243,001
Accumulated deficit	(7,077,347)	(6,476,720)
Total stockholders’ equity	252,924	853,551

Total liabilities and stockholders’ equity	$2,203,661	$2,196,736

See notes to the unaudited consolidated financial statements

QHY Group

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-
Cost of Revenue	-	-	-	-
Gross profit	-	-	-	-

Expenses
Listing fees	1,575	1,621	4,999	6,521
Professional fees	2,851	29,920	16,508	48,504
Professional fees – related party	28,500	28,500	85,500	85,500
License and royalty-related party	12,500	12,500	37,500	37,500
General and administrative	144,240	332,330	432,988	790,317
Total operating expenses	189,666	404,871	577,495	968,342

Other expenses/(income)
Other income	-	-	(7,000)	-
Interest expenses – related party	10,459	8,842	30,132	23,455
Total other expenses	10,459	413,713	23,132	23,455

Net loss	200,125	413,713	600,627	991,797
Other comprehensive income	-	-	-
Total comprehensive loss	$200,125	$413,713	$600,627	$991,797

Loss per share – basic and diluted	$(0.002)	$(0.005)	$(0.007)	$(0.011)
Weighted average number of shares outstanding – basic and diluted	87,269,789	87,269,789	87,269,789	87,269,789

See notes to the unaudited consolidated financial statements

QHY Group

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficits	Equity

Balance as of December 31, 2019	87,269,789	$87,270	$7,243,001	$(6,476,720)	$853,551
Net loss	-	-	-	(400,502)	(400,502)
Balance as of June 30, 2020	87,269,789	87,270	7,243,001	(6,877,222)	453,049
Net loss	-	-	-	(200,125)	(200,125)
Balance as of September 30, 2020	87,269,789	$87,270	$7,243,001	$(7,077,347)	$252,924

Balance as of December 31, 2018	87,269,789	$87,270	$7,243,001	$(5,257,097)	$2,073,174
Net loss	-	-	-	(578,084)	(578,084)
Balance as of June 30, 2019	87,269,789	$87,270	$7,243,001	(5,835,181)	1,495,090
Net loss	-	-	-	(413,713)	(413,713)
Balance as of September 30, 2019	87,269,789	$87,270	$7,243,001	$(6,248,894)	$1,081,377

See notes to the unaudited consolidated financial statements

QHY Group

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

	Nine Months ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(600,627)	$(991,797)
Interest expenses	30,132	23,455
Consulting fee paid by common shares	-	466,589
Other income	(7,000)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	411,723	307,450
License fee payable – related party	37,500	37,500
Professional fee payable – related party	85,500	85,500
Net cash used in operating activities	(42,772)	(71,303)

Net cash provided by investing activities	-	-

Cash flows from financing activities
EIDL loan advance	7,000	-
Cash proceeds from shareholder loan	42,697	71,368
Net cash provided by financing activities	49,697	71,368

Net increase in cash and cash equivalents	6,925	65
Cash and cash equivalents at beginning of period	136	116
Cash and cash equivalents at end of period	$7,061	$181

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$-

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The Company will continue to rely on loans from our major shareholders and directors for payments of expenditures other than purchasing from manufacturers in China. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. Summary of significant accounting policies

(a) Basis of presentation and principles of consolidation

The unaudited consolidated interim financial statements are prepared and presented in accordance with U.S. GAAP.

The unaudited consolidated interim financial information as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited consolidated interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K filed on March 30, 2020.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2020, its consolidated results of operations for the three and nine months ended September 30, 2020 and 2019, and its consolidated cash flows for the nine months ended September 30, 2020 and 2019, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dilutive shares not included in loss per share computation	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Warrants	50,000,000	50,000,000	50,000,000	50,000,000

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

4. Due from a related party

The Renminbi (the “RMB”) equivalent to $2,196,500 received in December 2018 as proceeds from issuing 6,655,750 shares of the Company’s common stock (see Note 7) was collected by Beijing QHY on behalf of the Company because the Company cannot collect RMB due to the currency control on RMB. The monies are considered held by Beijing QHY for the benefit of the Company and are to be used to pay manufacturers in China for the wastewater treatment equipment the Company would purchase if the Company received an order. It is likely that the funds will not be available to pay expenses incurred outside China.

5. Accounts payable

Accounts payables consisted of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)
Payroll	$855,000	$427,500
Professional fees	125,123	137,615
Lab and testing fees	-	1,611
Listing fees	2,075	3,749
Others	2,565	2,565
Total	$984,763	$573,040

6. Related party transactions and balances

a) Related party transactions

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loan from a shareholder	$6,564	$25,103	$42,697	$71,369
Interest expense to a shareholder	10,459	8,842	30,132	23,455
Fee for professional services provided by related parties	28,500	28,500	85,500	85,500
License fee expense to a related party	$12,500	$12,500	$37,500	$37,500

b) Related party payables

	September 30, 2020	December 31, 2019
	(Unaudited)
Loan from a shareholder	$418,519	$375,822
Interest payable to a shareholder	77,955	47,823
Payable to a related party for license fee	175,000	137,500
Professional fee payable to related parties	294,500	209,000
Due from a related party	$2,196,500	$2,196,500

On May 1, 2018, PBG Water Solutions and the Company entered into a Credit Loan Agreement with a 28.29% shareholder of the Company (the “Lender”). The Lender had provided operating capital to PBG Water Solutions since its inception, and to the Company since the consummation of PBG SEA. Pursuant to the Credit Loan Agreement, the Lender will provide a loan of $500,000 to the Company for 2 years with 10% annual interest which shall be applied from the date of the Credit Loan Agreement. In compensation for the loan, the Company issued to the Lender a 3-year cashless warrant, which entitles the Lender to purchase 50 million (50,000,000) shares of the Company’s common stock at an exercise price of $0.01. The warrant cannot be exercised before June 1, 2019, and shall be void and non-exercisable if the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. As of September 30, 2020 and December 31, 2019, the Lender has provided $418,519 and $375,822 to the Company, respectively. During the three months ended September 30, 2020 and 2019 the Lender provided $6,564 and $25,103 to the Company, respectively. During the nine months ended September 30, 2020 and 2019 the Lender provided $42,697 and $71,369 to the Company, respectively. During the three months ended September 30, 2020 and 2019, the Company recorded $10,459 and $8,842 interest expense incurred from the loan, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded $30,132 and $23,455 interest expense incurred from the loan, respectively.

In February 2018, PBG Water Solutions entered into a financial advisory agreement with Rebus Capital Group (the “Rebus”), an entity affiliated with a shareholder of the Company, pursuant to which PBG Water Solutions will pay Rebus $30,000 per quarter. The agreement has a term of five years from March 2018 but is cancellable by either party on sixty days’ notice. The service fee for the first 3 months was waived by Rebus. Professional service expense related to this agreement was $28,500 and $28,500 for the three months ended September 30, 2020 and 2019, respectively. Professional service expense related to this agreement was $85,500 and $85,500 for the nine months ended September 30, 2020 and 2019, respectively.

In April 2017, PBG Water Solutions entered into a License and Supply Agreement with an individual shareholder who owned 50% of PBG Water Solutions’ common stock and the shareholder’s majority owned company Beijing QHY Environment S & T Co., Ltd. (“Beijing QHY”). Pursuant to the License and Supply Agreement and its Amendment entered into in June 2017, the individual shareholder and Beijing QHY (the “Licensor”) granted PBG the exclusive use of 21 patents in any area outside the People’s Republic of China (the “PRC”) for 20 years. A one-time fee of $1 million shall be paid before December 31, 2021, and royalties of 1% of the net revenue received by PBG from the sale, license or other distribution of the licensed products shall be paid annually. In addition, the Licensor shall supply PBG Water Solutions licensed products at prices agreed upon from time to time by the Licensor and PBG Water Solutions. The Company, QHY Water Solutions and PBG Water Solutions didn’t generate any net revenue from the licensed equipment or products during the nine months ended September 30, 2020 and 2019. The Company recorded a $12,500 and $12,500 license fee expense for the three months ended September 30, 2020 and 2019, respectively. The Company recorded a $37,500 and $37,500 license fee expense for the nine months ended September 30, 2020 and 2019, respectively, and made no payment of license fees as of September 30, 2020. The shareholder/licensor owns 47.15% of the Company’s common stock as of September 30, 2020.

In December 2018, the Company issued 6,655,750 shares of the Company’s common stock for aggregate consideration of $2,196,500. Beijing QHY collected the subscription on behalf of the Company in RMB. The monies are considered held by Beijing QHY for the benefit of the Company as of September 30, 2020, and are to be used to pay manufacturers in China for the wastewater treatment equipment the Company would purchase if the Company received an order. It is likely that the funds will not be available to pay expenses incurred outside China.

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

In October 2018, the Company hired certain consultants to provide general advisory services relating to the Company operating as a publicly traded enterprise, strategic planning and execution, corporate governance and financial reporting. Pursuant to each agreement, the service term is 12 months and the Company shall pay the Consultants an aggregate of 1,500,000 shares of the Company’s common stock which was delivered at inception of the Agreements. The shares were issued in December 2018. In November 2018, the Company hired a consultant for investor relations and strategic planning, pursuant to an agreement whereby the Company shall issue to the consultant 20,000 shares of the Company’s common stock each month. The service was terminated in February 2020. As of September 30, 2020, the Company has issued 15,000 shares of common stock to the consultant. Cost for the consulting service was measured based on the fair value of the Company’s common stock at the date of the consulting agreement since the common stock was vested and non-forfeitable upon the entry into the agreement. The fair value of the common stock was estimated to be $0.4075, and resulted in $617,550 for the fair value of the 1,515,000 common shares issued. $152,813 and $466,588 consulting expense was incurred during the three and nine months ended September 30, 2019, respectively.

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

A summary of the status of the Company’s warrants as of September 30, 2020 is presented below:

Number of
warrants
(Unaudited)
Warrants as at December 31, 2019	50,000,000
Warrants granted	-
Exercised, forfeited or expired	-
Outstanding at September 30, 2020	50,000,000
Exercisable at September 30, 2020	50,000,000

The following table summarizes information about the Company’s warrants as of September 30, 2020:

	Warrants outstanding			Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
$0.01	50,000,000	1.67	$0.01	50,000,000	$0.01

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

Following is a reconciliation of the shares available to be issued under the 2018 Plan as of September 30, 2020:

Shares Available for Grant
(Unaudited)
Balance as of December 31, 2019	8,485,000
Stock awards granted	-
Stock awards forfeited	-

Balance as of September 30, 2020	8,485,000

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three and nine months ended September 30, 2020, or during the prior three years applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns have been appropriately filed by the Company.

Income tax provision at the federal statutory rate	21%
Effect of operating losses	(21)%
-%

Net deferred tax assets consist of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)
Net operating loss carry forward	$401,058	$274,926
Valuation allowance	(401,058)	(274,926)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	Three Months ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax at statutory rate (21%)	$42,027	$86,880	$126,132	$208,277
Non-deductible expenses	-	(32,091)	-	(97,984)
Increase in valuation allowance	(42,027)	(54,789)	(126,132)	(110,294)
Income tax expenses	$-	$-	$-	$-

The Company did not pay any income taxes during the three and nine months ended September 30, 2020 and 2019.

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

Management’s Discussion and Analysis or Plan of Operations

PBG Water Solutions International Inc. (“PBG”) was organized in August 2016 to explore the market in the United States for wastewater treatment solutions and subsequently expanded its focus to markets outside the United States. In November 2017, we, now known as QHY Group (f/k/a “Yakun International Investment & Holding Group”) entered into a Share Exchange Agreement (the “PBG SEA”) with PBG and its shareholders, pursuant to which we acquired 100% of the outstanding shares of PBG in exchange for 46,839,439 shares of our common stock and 19,000 shares of our Series A Convertible Preferred Stock (each Series A Convertible Preferred Stock has been converted into 1,000 shares of our common stock), which constituted approximately 83% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the PBG SEA. Except where the context otherwise requires the “Company,” “we,” “us,” and “our” refer to the business of (i) PBG for periods ending on or prior to the consummation in January 2018 of the PBG SEA and (ii) the combined businesses of us and PBG from and after the consummation of the PBG SEA.

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

As a result of the impact of Covid-19, for the past two quarters, our marketing efforts primarily have focused on the market for wastewater systems in China. Upon receiving an order for one or more of our systems, we intend to seek to raise the necessary capital to recruit the personnel to expand our sales efforts and, if then practical given the effects of the Covid-19 pandemic, enter the market in the United States, and to begin performing under such contracts as we may be granted. Until such time, we will likely rely upon our principal shareholders to introduce our products to potential customers and distributors in China. Our revenues will be determined by the prices negotiated with those parties that choose to employ our water treatment systems and further, will be determined by the scope of the products and services agreed to be provided. Our expenses will be determined principally by the costs incurred in performing under any contract, and the amount devoted to expenses related to being a public company, such as accounting and legal expenses.

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

Results of Operations

Three Months Ended September 30 2020 as compared to Three Months Ended September 30, 2019

PBG was organized in August 2016. Since its organization, its activities were limited to the exploration of the markets for wastewater treatment within and outside the United States. We sold no products and performed no services during such period and consequently, generated no revenues. Expenses incurred by us to date primarily related to those costs and expenses incurred by us in exploring the market, and meeting with prospective customers to determine their interest in using the products available pursuant to the License Agreement, and professional fees incurred in connection with our organization, initial activities, and fees and costs related to being a public company since the PBG Share Exchange.

Total operating expenses were $189,666 and $404,871 for the three months ended September 30, 2020 and 2019, respectively. The decrease in operating expenses for the three months ended September 30, 2020 compared to 2019 is attributable principally to the decrease of $152,814 in consulting expenses related to the consultant we engaged in October 2018 and whose services were completed in 2019. In addition, there was a decrease of $27,069 in professional fee since we had less activities in 2020 due to the COVID-19.

During the three months ended September 30, 2020, we incurred $10,459 interest expense to a 20.8% shareholder for a 2-year $500,000 credit loan. Interest expense accrued for the same period in year 2019 was $8,842.

Net loss for the three months ended September 30, 2020 was $200,125, as compared to a net loss of $413,713 for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 as compared to Nine Months Ended September 30, 2019

Total operating expenses were $577,495 and $968,342 for the nine months ended September 30, 2020 and 2019, respectively. The decrease in operating expenses for the nine months ended September 30, 2020 compared to 2019 is attributable principally to the decrease of $466,589 in consulting expenses related to the consultant we engaged in October 2018 and whose services were completed in 2019, offset by the $142,500 increase in accrued payroll expenses in the nine months ended September 30, 2020 for services rendered by our officers and additional personnel we engaged from April 2019 to perform various functions. We had no personnel except for our CEO and Executive Director until April 2019.

During the nine months ended September 30, 2020, we incurred $30,132 interest expense to a 20.8% shareholder for a 2-year $500,000 credit loan. Interest expense accrued for the same period in year 2019 was $23,455. During the nine months ended September 30, 2020, we received a $7,000 Small Business Association (“SBA”) Disaster Loan and the advanced amount was forgiven per the program.

Net loss for the nine months ended September 30, 2020 was $600,627, as compared to a net loss of $991,797 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of September 30, 2020 and December 31, 2019, we had an insignificant amount of cash except for $2.20 million held by a related party and designated to be used in China for the purchase of wastewater treatment equipment. We have not generated revenues to fund our operating expenses since formation and have had to rely upon the efforts of two of our stockholders on our behalf and contributions from our stockholders and the proceeds from the sale of our securities. In all likelihood, we will remain dependent upon our management and stockholders and the proceeds from the sale of our securities to fund our cash needs until we generate meaningful revenues.

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

In May 2018, we entered into a Credit Loan Agreement with Dragon & Tiger Holding Limited (the “Lender”), one of our shareholders, which is controlled by one of our directors. Pursuant to the agreement, D&T has agreed to lend us up to $500,000. All amounts borrowed are to bear interest at the rate of 10% per annum. Accrued interest through the end of 2018 and 2019 is to be paid no later than 90 days after the end of each year. In addition to interest, D&T was issued warrants to purchase 50,000,000 shares of our common stock at a price of $0.01 per share. The warrants have an expiration date of May 31, 2022 or such earlier date as the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. As of September 30, 2020 and December 31, 2019, the Lender has provided $418,519 and $375,822 to the Company, respectively. During the three months ended September 30, 2020 and 2019 the Lender provided $6,564 and $25,103 to the Company, respectively. During the nine months ended September 30, 2020 and 2019 the Lender provided $42,697 and $71,369 to the Company, respectively. During the three months ended September 30, 2020 and 2019, the Company recorded $10,459 and $8,842 interest expense incurred from the loan, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded $30,132 and $23,455 interest expense incurred from the loan, respectively.

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

The following table summarizes the Company’s cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(42,772)	$(71,303)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	49,697	71,368
Net increase in cash and cash equivalents	$6,925	$65

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

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of September 30, 2020 and December 31, 2019, the Company did not have any uncertain tax positions.

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

Mao Xu, in his capacity as our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation, Mr. Mao concluded that, as of the end of such period, our disclosure controls and procedures were not effective due to  a lack of accounting personnel with the requisite knowledge of U.S. GAAP and the financial reporting requirements of the Securities and Exchange Commission; insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during nine month period ended September 30, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS

Exhibit No.	Description
2.1	Exchange Agreement (incorporated herein by reference to Exhibit 2.1 to Form 10 Registration Statement)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A Amendment No. 1 filed February 29, 2008).
3.2	Certificate of Amendment to Articles of Incorporation changing the name of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K filed March 30, 2012).
3.3	Certificate of Amendment to Articles of Incorporation increasing the number of authorized shares of capital stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Report on Form 10-Q filed August 9, 2018).
3.4	Certificate of Designation authorizing the issuance of Series A Preferred Stock (incorporated by reference to Exhibit 3.4 to the Registrant’s Report on Form 10-Q filed August 9, 2018).
3.5	Certificate of Amendment to Articles of Incorporation changing the name of the Company to QHY Group (incorporated herein by reference to Exhibit 3.5 to the Company’s Report on Form 10-Q filed August 9, 2018).
3.6	Amended and Restated By Laws Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Report on Form 10-K filed March 30, 2012).
31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of Exchange Act.
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2020.

QHY Group

By:	/s/ Mao Xu
Mao Xu
President, Chief Executive Officer
(principal executive and financial officer)