Form 10-K
period 2020-12-31
QHY GROUP
filed 2021-03-29
CIK 1423723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2020

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

As of June 30, 2020, the number of outstanding shares of the registrant’s common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 12,330,350 shares. However, since there was no trading market for the common stock as of that date, it is impracticable to ascertain the aggregate market value of those shares as of that date.

There were 87,269,789 shares of the registrant’s common stock outstanding as of March 15, 2021.

DOCUMENTS INCORPORATED BY REFERENCE: None

QHY GROUP

FORM 10-K

For the Fiscal Year Ended December 31, 2020

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

ii

PART I

ITEM 1. BUSINESS.

On January 15, 2018, we acquired all of the issued and outstanding shares of the capital stock of PBG Water International Solutions, Inc. a Nevada corporation (“PBG”). PBG was organized to explore the market in the United States for wastewater treatment solutions and subsequently expanded its focus to markets outside the United States. Previously, PBG had entered into a License and Supply Agreement (the “License Agreement”) with Beijing QHY Environment S&T Co. Ltd. (“Beijing QHY”), a corporation organized under the laws of the People’s Republic of China (the “Licensor”), pursuant to which PBG was granted the exclusive right to 21 patents and related technologies related to wastewater treatment solutions.

Organizational History

We were incorporated in the state of Nevada on October 16, 2007. On September 13, 2011, we consummated a Share Exchange Agreement with the shareholders of Vast Glory Holdings Limited, pursuant to which we acquired 100% of the outstanding capital stock of Vast Glory. At the time of the acquisition, Vast Glory controlled the operations of and was entitled to receive the pre-tax profits of its variable interest entity, Changchun Decens Foods Co., Ltd. (“Decens Foods”), a PRC company.

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

On January 15, 2018, we acquired all of the issued and outstanding shares of the capital stock of PBG in exchange for 46,839,439 shares of common stock and 19,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) pursuant to an Exchange Agreement dated as of November 17, 2017 (The “Exchange Agreement”). Each share of Series A Preferred Stock was subsequently converted into 1,000 shares of our common stock on April 18, 2018.

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

Although we entered into the License Agreement and an Amendment to the License Agreement, certain key provisions, including the specific products to be sold to us by Beijing QHY, the specifications for such products and trademarks to be developed by Beijing QHY which we will be permitted to use, have not been agreed upon and included in the License, in part because Beijing QHY continues to modify the products in response to the needs and requests of prospective customers. The parties will agree upon these provisions, including the price to be charged for each product, at the time products are ordered by customers.

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

The systems to be provided by us are based upon advanced principles associated with flocculation, coagulation and separation. The main ingredient, referred to as Yiyou ion separation purifier, is a natural mineral based powder that under the right conditions breaks the ionic bonds in organic and inorganic matters in wastewater. The substances then re-bond with positive and negative ions in Yiyou, causing the pollutants to cohere initially into micro particles and over a short time, into larger particles which fall to the bottom of the processing container allowing the “clean” water to be siphoned off for further treatment depending upon the desired quality of the water. Because of the speed at which our systems can cleanse certain wastewater streams, it may be particularly useful in a variety of situations where the goal is not to purify the water to the point where it can be consumed by humans or animals but rather simply eliminate a sufficient quantity of the pollutants to allow the water to be recycled into rivers or lakes or reused in an industrial process.

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

According to the United States Environmental Protection Agency (US EPA), PFAS are a group of man-made chemicals that includes PFOA, PFOS, GenX, and other chemicals. PFAS have been manufactured and used in a variety of industries around the globe since the 1940s and are still in use today. PFOA and PFOS have been the most extensively produced and studied of these chemicals. Both chemicals are very persistent in the environment and in the human body -- they accumulate over time and don’t break down. There is evidence that exposure to PFAS can lead to adverse human health effects. US EPA has started to take actions to support states, tribes and local communities in addressing challenges with PFAS, and identify solutions to address PFAS in the environment, including but not limited to PFOA Stewardship Program, Draft Interim Recommendations for Addressing Groundwater Contaminated with PFOA and PFOS, etc.

We believe, based on our own observations and in part on a report issued by the China Society for Environmental Sciences in November 2015, that the technology underlying our System is advanced in the sense that:

●	used on a standalone basis it effectively removes various water contaminants to meet dischargeable standards, but it can be combined with other water treatment technics, such as Biological Reduction, Reverse Osmosis, Permeable Reactive Barriers, etc., to meet more stringent requirements desired by a customer;

●	our system is generally less expensive than treatment systems using traditional polymeric flocculants - polyaluminum chloride (PAC) and polyacrylamide (PAM)- in that the capital investment required is less than that of traditional systems, the utility (power) costs are less than that of traditional systems and the footprint of a system of ours, a standardized shipping container is smaller than that associated with traditional systems;

●	our system requires less time to remove pollutants than that required by traditional methods. This allows our system to act as a nearly continuous flow system where the wastewater moves from one chamber to another within the “shipping container” as the pollutants drop to the bottom leaving a clear liquid at the top of the container to be siphoned off;

●	our system can be housed in a mobile shipping container where multiple containers can be aggregated to form a larger unit. This allows for flexibility in design and reduced space needs;

●	The active ingredient in our system is a naturally occurring non-toxic mineral based powder that under the right conditions breaks the ionic bonds in organic and inorganic matters in wastewaters. The result is that the system produces two outputs – water to the desired purity and a non-hazardous odorless sludge which can easily be disposed. No secondary pollutant is created.

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

Competition

The market for wastewater and industrial wastewater treatment can be divided by industry, the processing method used to treat the wastewater and whether the output is intended to be used for industrial purposes or human and animal consumption. Although there are certain well-known technologies employed across a variety of industries, often a customer requires an engineered solution unique to its needs and a number of technologies are combined to achieve the desired result. Consequently, the sales cycle is often long and tedious requiring one on one meetings at which the provider convinces the prospective customer of the benefits of its system. Given that adoption of a system often requires significant capital expenditures, customers are reluctant to switch to new, unproven systems. As a result, we intend to market our systems to entities first seeking to treat their wastewaters and in situations where we believe the portability and scalability of our processing system will prove advantageous.

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

Regulation

Our existing and planned water operations are subject to extensive national, provincial and local laws and regulations in China, which govern the protection of the environment, health and safety, water allocation rights, and the manner in which we collect, treat, discharge and dispose of wastewater. Our planned operations in other countries including the United States, will be also subject to regulatory standards and code enforcement, which typically require that our solutions and products meet stringent performance criteria.

In the United States, these requirements include the United States Clean Water Act of 1972. The Clean Water Act regulates discharges of wastewater treatment facilities into lakes, rivers, streams and groundwater. In addition to requirements applicable to our wastewater collection systems, our operations require discharge permits under the National Pollutant Discharge Elimination System (“NPDES”) permit program established under the Clean Water Act, which must be renewed every five years. Pursuant to the NPDES permit program, the Environmental Protection Agency (“EPA”) and implementing states set maximum discharge limits for wastewater effluents and overflows from wastewater collection systems. Discharges that exceed the limits specified under NPDES permits can lead to the imposition of penalties, and persistent non-compliance could lead to significant penalties and compliance costs. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), authorizes the EPA, and comparable state laws authorize state environmental authorities, to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions at any site that is determined to present an actual or potential threat to human health or the environment because of an actual or threatened release of one or more hazardous substances. If we enter into operations of utilities that provide water and wastewater services to residential, commercial, industrial, and public, we will be subject to economic regulation by certain state utility commissions or other entities engaged in utility regulation, collectively referred to as Public Utility Commissions (“PUCs”).

International standards that will regulate our operations are established by such organizations as the International Code Council (ICC), the International Association of Plumbing and Mechanical Officials (IAPMO), and the national regulatory standards that vary by country. For example, major standards and guidelines in European countries include Kiwa NV (Netherlands), Association Française de Normalisation (France), Swiss Gas and Water Industry Association (Switzerland), Water Regulations Advisory Scheme (UK).

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

Employees

We currently have two officers and five employees. In seeking to market our water solutions business, we have relied heavily on the efforts of our principal shareholders, Mao Xu and Roy Teng, and from time to time we have engaged various independent contractors.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors in addition to other information in this Report before purchasing our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company, our industry and our stock. In addition to these risks, our business may be subject to risks currently unknown to us. If any of these or other risks actually occurs, our business may be adversely affected, the trading price of our common stock may decline and you may lose all or part of your investment.

Risks Related to Our Operations

COVID – 19 Pandemic

The financial statements contained in this Report as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of December 31, 2020. Economies throughout the world have been severely disrupted by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the outbreak of the COVID-19 Coronavirus. Although we remain in the marketing stage, our efforts to develop and market our products and raise necessary capital have been and will likely be further adversely impacted by the outbreak of COVID-19, in particular as a result of travel restrictions and quarantine orders adopted in China, and we cannot forecast with any certainty when the disruptions caused by COVID – 19 will no longer impact our business and the results of our operations. In reading the risk factors set forth below, in each case, consider the additional uncertainties caused by the outbreak of COVID – 19 and the possibility that additional uncertainties and disruptions may result from future health related outbreaks.

We have not generated any revenues and may not be able to continue to operate as a going concern.

We have not generated any revenues and suffered net losses of $819,516 and $1,219,623 for the years ended December 31, 2020 and 2019, respectively, and at December 31, 2020, we had an accumulated deficit of $7,296,236. The report of our independent registered public accountants on our financial statements as of and for the years ended December 31, 2020 and 2019 states that these and other factors raise uncertainty about our ability to continue as a going concern.

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

The proceeds from the sale of our common stock to seven investors completed in December 2018 were collected by a related party located in China and are to be used to pay to manufacturers in China for the wastewater treatment equipment we would purchase if we received an order and likely will not be available to us to pay our expenses. As of December 31, 2020, other than such proceeds which are considered “due from a related party”, we had a minimal amount of cash on hand, clearly not sufficient to fund ongoing operations. We will need to continue to rely on loans from our major shareholders and directors for payments of expenditures other than those for equipment purchased from manufacturers in China.

We are subject to significant operating risks.

Our business is subject to numerous risks associated with a new, under-capitalized company engaged in our business sector. Such risks include, but are not limited to, the need to gain the confidence of potential customers, competition from well-established and well-capitalized companies, risks associated with pricing, volumes and demand for wastewater treatment services, regulatory and environmental risks, as well as unanticipated difficulties regarding the marketing and sale of our services. There can be no assurance that we will ever generate commercial sales or achieve profitability. Should this be the case, our common stock would become worthless and investors in our common stock or other securities could lose their entire investment.

Certain members of our management are not familiar with American business practices.

Mr. Mao Xu, our Chairman and a principal shareholder, is a citizen of the People’s Republic of China. Mr. Mao is not familiar with American business practices. Mr. Mao’s lack of familiarity with American business practices may adversely impact our ability to raise capital and market our products.

Risks Related to our Growth

We depend on our significant shareholders, without whose services our business operations could be adversely affected or cease.

At this time, our significant shareholders wholly responsible for the development and execution of our business plan. If these shareholders should choose to cease their efforts on our behalf before we hire additional personnel, our operations could be adversely effected. Even if we are able to find additional personnel, it is uncertain whether we could find qualified management who could develop our business along the lines described herein or would be willing to work for compensation that we could afford.

We will need to increase the size of our organization and may experience difficulties in managing growth.

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

We expect our operating expenses to increase substantially as we attempt to grow our business and we may need to raise additional funds to meet the demands of growth initiatives.

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

To meet our capital needs, we may be required to make additional borrowings or be required to issue debt securities in the capital markets. We can provide no assurances that we will be able to access the debt capital markets or do so on favorable terms. We will depend primarily on operations to fund our expenses and to pay the principal and interest on any debt we may incur. Our ability to meet our expenses depends on our future performance, which will be affected by financial, business, economic, competitive, legislative, regulatory and other factors beyond our control. If our business does not generate sufficient cash flow from operations or if we are unable to incur indebtedness sufficient to enable us to fund our liquidity needs, we may be unable to plan for or respond to changes in our business which would prevent us from maintaining or increasing our business and cause our operating results and prospects to be affected adversely.

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

Our existing and planned water operations are subject to extensive national, provincial and local laws in China which govern the protection of the environment, health and safety, water allocation rights, and the manner in which we collect, treat, discharge and dispose of wastewater. Our planned operations in other countries including the United States, will be also subject to regulatory standards and code enforcement, which typically require that our solutions and products meet stringent performance criteria. These requirements include the United States Clean Water Act of 1972 and comparable laws and regulations in other countries. We may also be required to obtain various environmental permits from regulatory agencies for our operations. Certain of these permits require substantial lead time to obtain and, once obtained, require that certain tasks be completed on a regular basis in order to maintain such permits. Governmental regulatory agencies also set conditions and standards for the water and wastewater services we deliver. If we deliver water or wastewater services to our customers that do not comply with regulatory standards, or otherwise violate environmental laws, regulations or permits, or other health and safety and water quality regulations, we could incur substantial fines, penalties or other sanctions or costs or damage to our reputation. In the most serious cases, regulators could force us to discontinue operations. We will incur substantial operating and capital costs on an ongoing basis to comply with environmental laws and regulations and other health and safety and water quality regulations. These laws and regulations, and their enforcement, have tended to become more stringent over time, and new or stricter requirements could increase our costs.

Although we may seek to recover ongoing compliance costs in our pricing, there can be no guarantee that such pricing may be sustained in the marketplace. We may also incur liabilities under environmental laws and regulations requiring us to investigate and clean up environmental contamination at off-site locations where we have disposed of waste or caused adverse environmental impacts. We may also be subject to liability if we improperly handle, transport, process or dispose of contaminated water and other wastes. The discovery of previously unknown conditions, the improper handling by us of contaminated water or other materials, or the imposition of cleanup obligations in the future, could result in significant costs, and could adversely affect our financial condition, results of operations, cash flow and liquidity. Such remediation losses may not be covered by insurance and may make it difficult for us to secure insurance in the future at acceptable rates. If any remediation losses that are not covered by insurance are excessive, we may be required to significantly curtail our operations.

Our business depends on spending for the treatment of wastewater and this spending may be adversely affected by industry and financial market conditions that are beyond our control.

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

Uncertain geopolitical conditions and global economic factors may adversely affect our business. Adverse factors affecting economic conditions worldwide have contributed to a general inconsistency in the world’s economies may adversely impact our business, resulting in reduced demand for water remediation and supply. The current and ongoing uncertainty of the international economic situation, civil unrest, terrorist activity and military actions may continue to adversely affect global economic conditions. Economic and market conditions could deteriorate as a result of any of the foregoing reasons. We may experience material adverse effects on our business, financial condition, results of operations and cash flows as a consequence of the foregoing factors.

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

There are numerous large, highly sophisticated and well financed engineering firms and other entities engaged in the design of water treatment facilities and processes for the treatment of waste waters. Competitors range from those capable of designing, maintaining and operating large municipal water facilities, those dealing with the disposal needs of laboratories, hospitals and other medical facilities and those engaged in recycling water used on farms.

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

Currently, nearly all of our operations and management are located in China. U.S. investors may experience difficulties in attempting to effect service of process and to enforce judgments based upon U.S. federal securities laws against the company and its non-U.S. resident officers and directors.

While we are organized under the laws of State of Nevada, Mao Xu, our Chairman resides in China, and Roy Teng, our other director spends little time in the United States and his family resides in China. Consequently, it may be difficult for investors to effect service of process on such officers and directors in the United States and to enforce in the United States judgments obtained in United States courts against such persons based on the civil liability provisions of the United States securities laws. Since nearly all of our assets are located outside of the U.S. it may be difficult or impossible for U.S. investors to collect a judgment against us. As well, any judgment obtained in the United States against us may not be enforceable.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, as a result, current and potential stockholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to evaluate and report on our internal controls over financial reporting. Compliance with Section 404 requires that we strengthen, assess and test our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming and requires significant management attention. We cannot be certain that the measures we undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Markets, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

We will incur significant costs as a result of operating as a public company and our management will be required to devote substantial time to compliance efforts.

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

Since our principal stockholders beneficially own in excess of a majority of our outstanding of common stock, you will not have the ability to determine the outcome of matters requiring stockholder approval.

Our principal stockholders beneficially own in excess of a majority of our outstanding shares of our common stock. As a result, you will not have the ability to determine the outcome of matters requiring the approval of stockholders, including: (a) election of our board of directors; (b) removal of any of our directors; (c) amendments to our Articles of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions, including the incurrence of debt or acquisition of a target business.

We may suffer a change in control and our business could be significantly harmed if we fail to meet certain financial targets.

PBG Water Solutions and the Company entered into a Loan Agreement with an entity (the “Lender”) controlled by Roy Teng Lender. The Lender has provided operating capital to PBG Water Solutions since its inception, and to the Company since the consummation of PBG SEA. In compensation for the loan, the Company issued to the Lender a 3-year cashless warrant, which entitles the Lender to purchase 50 million (50,000,000) shares of the Company’s common stock at an exercise price of $0.0. The warrant cannot be exercised if we meet certain financial targets. If these financial targets are not met and the Lender was to exercise the warrant, Mr. Teng would own a majority of our outstanding shares of common stock and would be in a position to control our business.

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

Our Articles of Incorporation, as amended, authorize the issuance of 1,000,000,000 shares of common stock. As of March 15, 2021, we had outstanding 87,269,789 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Holders

As of March 15, 2021, there were approximately 50 holders of record of our common stock. The number of record holders does not include persons who held our Common Stock in nominee or “street name” accounts through brokers.

 Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes shares of our Common Stock to be issued upon exercise of options and warrants, the weighted-average exercise price of outstanding options and warrants and options available for future issuance pursuant to our equity compensation plans as of December 31, 2020:

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

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fiscal year ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2020 and 2019 and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

The financial statements contained in this Report as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of December 31, 2020. Economies throughout the world have been severely disrupted by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes resulting from the outbreak of the Covid-19 coronavirus. Although we remain in the marketing stage, our efforts to develop and market our products and raise necessary capital have been and will likely be adversely impacted by the outbreak of COVID – 19 and we cannot forecast with any certainty when the disruptions caused by COVID – 19 or future health concerns will no longer effect our business and the results of our operations. In reading the discussion below, consider the additional uncertainties caused by the outbreak of COVID – 19 and the possibility that additional uncertainties and disruptions may result from future health related outbreaks.

Management’s Discussion and Analysis or Plan of Operations

PBG Water Solutions International Inc. (“PBG”) was organized in August 2016 to explore the market in the United States for wastewater treatment solutions and subsequently expanded its focus to include markets outside the United States. In November 2017, we entered into a Share Exchange Agreement (the “PBG SEA”) with PBG and its shareholders, pursuant to which we acquired 100% of the outstanding shares of PBG. Except where the context otherwise requires the “Company,” “we,” “us,” and “our” refer to the business of (i) PBG for periods ending on or prior to the consummation in January 2018 of the PBG SEA and (ii) the combined businesses of us and PBG from and after the consummation of the PBG SEA.

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

As a result of the impact of Covid-19, during 2020 and for the immediate future, our marketing efforts have primarily focused on the marker for wastewater systems in China. Upon receiving an order for one or more of our systems, we intend to seek to raise the necessary capital to recruit the personnel to expand our sales efforts and, if then practical, enter the market in the United States and to begin performing under such contracts as we may be granted. Until such time, we will likely rely upon our principal shareholders to introduce our products to potential customers and distributors. Our revenues will be determined by the prices negotiated with those parties that choose to employ our water treatment systems and further, will be determined by the scope of the products and services agreed to be provided. Our expenses will be determined principally by the costs incurred in performing under any contract, and the amount devoted to expenses related to being a public company, such as accounting and legal expenses.

There can be no assurance that we will be able to enter into contracts for the use of our systems or that we will be able to perform under such contracts on a profitable basis.

During the next 12 months, we anticipate incurring costs for sales and marketing efforts, costs related to initial performance under any contract entered into and costs incurred to file Exchange Act reports. We believe we will be able to meet these costs through amounts, as necessary, to be loaned by or invested in us by our principal stockholders or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, except for a credit loan agreement we entered with a 28.29% shareholder for $500,000 on May 1, 2018 for 4 years, and our issuance of 6,665,750 shares for $2.2 million in December 2018. Beijing QHY collected the $2.2 million on our behalf in China as the monies were paid in RMB. The funds are considered held by Beijing QHY for our benefit are to be used to pay manufacturers in China for the wastewater equipment we would purchase if we received an order. It is likely that the funds will not be available to incur expenses incurred outside of China. We may seek to raise any capital required to continue our business through the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds may have a severe negative impact on our ability to become a viable company.

Results of Operations

Years ended December 31, 2020 and 2019

PBG was organized in August 2016. Since its organization, activities were limited to the exploration of the markets for wastewater treatment within and outside the United States, most recently, in China. We have yet to sell any products or perform any services for a customer for which we have been paid, and consequently, generated no revenues. The expenses incurred primarily related to those costs and expenses incurred in exploring the market, and meeting with prospective customers to determine their interest in using the products available pursuant to the License Agreement, and professional fees incurred in connection with our organization, initial activities, and fees and costs related to being a listed company since the PBG Share Exchange.

Total operating expenses were $785,628 and $1,186,796 for the years ended December 31, 2020 and 2019, respectively, a decrease of $401,168. This decrease is attributable principally to a decrease in general and administrative expenses largely devoted to a reduction in our marketing efforts outside of China.

During the year ended December 31, 2019, we incurred an inventory write-off of $292,500 related to equipment which was ordered and never used, which was offset by forgiveness of the related payable. We incurred interest expense during year ended December 31, 2020 of $40,888 for the loan from a 28.29% shareholder as compared to interest expense of $32,827 in year ended December 31, 2019. The increase in interest expense resulted from additional borrowings to pay our expenses.

Net loss for the year ended December 31, 2020 was $819,516, which decreased $400,107, from our net loss of $1,219,623 for the year ended December 31, 2019 largely as a result of the reduction in our marketing efforts.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.

As of December 31, 2020, and 2019, we had an insignificant amount of cash on hand other than the $2.20 million held by a related party in China and designated for use in China for the purchase of equipment. The minimal amount of cash on hand is clearly not sufficient to fund ongoing operations. We have not generated revenues to fund our operating expenses since formation, do not anticipate doing so in the immediate future and have had to rely upon the efforts of two of our stockholders on our behalf and contributions from our stockholders and the proceeds from the sale of our securities to fund our cash needs. In all likelihood, we will remain dependent upon our management and stockholders and the proceeds from the sale of our securities to fund our cash needs until we generate meaningful revenues.

We anticipate that if we were to aggressively seek to grow our business over the next twelve months we would incur expenses in excess of our cash on hand or otherwise available to us under the Credit Agreement described in the following paragraph. Further, should our marketing efforts prove successful we will require funds to perform any contracts we are awarded. The absence of capital will likely be a limiting factor on our ability to grow until such time as we raise a significant amount of equity or long-term debt. Even after we raise capital, our ability to grow may still be impeded by a lack of adequate working capital to simultaneously perform under multiple contracts.

In May 2018, we entered into a Credit Loan Agreement with Dragon & Tiger Holding Limited (“D&T”), one of our shareholders, which is controlled by Roy Teng, one of our directors. Pursuant to the agreement, D&T has agreed to lend us up to $500,000. All amounts borrowed are to bear interest at the rate of 10% per annum. Accrued interest through the end of each year is to be paid no later than 90 days after the end of each year. All amounts borrowed were scheduled to be repaid in full on or before May 1, 2020, and are then extended to May 1, 2022. In addition to interest, D&T was issued warrants to purchase 50,000,000 shares of our common stock at a price of $0.01 per share. The warrants have an expiration date of May 31, 2023 or such earlier date as the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. As of December 31, 2020, D&T has advanced an aggregate of $430,606 to PBG and QHY Group.

The following table summarizes the Company’s cash flows for the years ended December 31, 2020 and 2019:

	Years ended December 31,
	2020	2019
Net cash used in operating activities	$(54,859)	$(98,082)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	61,784	92,102
Net increase in cash and cash equivalents	$6,925	$20

Cash Used In Operating Activities

Cash used in operating activities primarily consists of our net loss adjusted for certain non-cash items and changes to working capital items.

For the year ended December 31, 2020, we incurred a net loss of $819,516 but used cash of only $54,859 in our operating activities. A large portion of our net loss in 2020 is represented by accruals of expenses but not paid during the year: 1) accrual of $570,000 staff costs; 2) $50,000 in respect of a license fee due but not paid to a related party; 3) an accrual of $114,000 in respect of professional fee due but not paid to a related party.

For the year ended December 31, 2019, we incurred a net loss of $1,219,623 but used cash of only $92,082 in our operating activities. This reflects the willingness of certain related parties and third-party service providers to accept stock or warrants in lieu of cash and to allow certain amounts to accrue in their favor for payment at a future date.

Cash Provided By Financing Activities

Cash provided by financing activities in year ended December 31, 2020 consisted of loans from a stockholder $54,784 . In year ended December 31, 2019, we borrowed $92,102 from such stockholder.

Cash Provided By Investing Activities

None.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2020.

Contractual Obligations

The following table sets forth our future contractual obligations as of December 31, 2020:

	Payment due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt and interests	$519,317	519,317	-	-	-

Total	$519,317	519,317	-	-	-

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

The consolidated financial statements included the accounts of the Company and its wholly-owned subsidiaries PBG Water Solutions and QHY Water Solutions. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Income taxes

The Company’s income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in the U.S. during the year ended December 31, 2020 and 2019. Significant judgments and estimates by management are required in determining the consolidated income tax expense assessment.

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

A tax benefit from an uncertain tax position may only be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. As of December 31, 2020, the Company did not have any uncertain tax positions.

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

	Year ended
	December 31,
Dilutive shares not included in loss per share computation	2020	2019
Warrants	50,000,000	50,000,000

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

In June 2016, the FASB issued ASU 2016-13, Credit Losses, Measurement of Credit Losses on Financial Instruments. This ASU provides more useful information about expected credit losses to financial statement users and changes how entities will measure credit losses on financial instruments and timing of when such losses should be recognized. This ASU is effective for annual and interim periods beginning after December 15, 2022 for Smaller Reporting Company. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The updates should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Group does not expect the adoption to have a material impact on its consolidated financial statements.

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

Mao Xu, in his capacity as our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020. Based on this evaluation, our chief executive officer/chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer/chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. The reasons for this finding were the weaknesses in our internal control over financial reporting enumerated below.

 Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Mao Xu, in his capacity as our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

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

Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our internal controls over financial reporting were not effective as of December 31, 2020.  Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the consolidated financial statements included in this report fairly present in all material respects our company’s financial condition, results of operations and cash flows for the periods presented.

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

Change in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter and year ended December 31, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

Our directors and executive officers are:

Name	Age	Positions
Mao Xu	56	Chairman of the Board and Chief Executive Officer
Roy Teng	41	Director

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

Compensation of Directors

No compensation was paid, earned by or accrued for, any non-employee director for serving as a director during the year ended December 31, 2020.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors, Executive Officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to 2020.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table shows, for the periods indicated, information regarding the compensation awarded to, earned by or paid to each individual that served as our principal executive officer during the fiscal year ended December 31, 2020 (the “2020 fiscal year”) and each other executive officer whose compensation for the 2020 fiscal year exceeded $100,000 for all services rendered in all capacities to our company and its subsidiaries. The individuals listed in the following table are referred to herein collectively as our “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive Plan Information ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Mao Xu	2020	None	-	-	-	-	-	-	None
Chief Executive Officer

Employment Agreements

We do not have any employment agreements with any of our officers.

Equity Awards – 2020

We did not grant any equity awards in the form of shares or options to any of the Named Executive Officers during the year ended December 31, 2020.

Outstanding Equity Awards at 2020 Year-End

None of our executive officers held any stock option or other equity awards at December 31, 2020.

ITEM 12 SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our Common Stock as of March 15, 2021 by (i) each person known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) our chief executive officer and the other Named Executive Officers, and (iii) all of our directors and executive officers as a group.

Except as otherwise indicated, we believe, based on information provided by each of the individuals named in the table below, that such individuals have sole investment and voting power with respect to such shares, subject to community property laws, where applicable. As of March15, 2021, we had outstanding 87,269,789 shares of Common Stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

On May 1, 2018, PBG Water Solutions and the Company entered into a Credit Loan Agreement with a 28.29% shareholder of the Company (the “Lender”). The Lender had provided operating capital to PBG Water Solutions since its inception, and to the Company since the consummation of PBG SEA. Pursuant to the Credit Loan Agreement, the Lender will provide a loan of $500,000 to the Company for 2 years with 10% annual interest which shall be applied from the date of the Credit Loan Agreement. In compensation for the loan, the Company issued to the Lender a 3-year cashless warrant, which entitles the Lender to purchase 50 million (50,000,000) shares of the Company’s common stock at an exercise price of $0.01. The warrant cannot be exercised before June 1, 2019, and shall be void and non-exercisable if the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. The Credit Loan Agreement was extended for 2 years during the year ended December 31, 2020. As of December 31, 2020 and 2019, the Lender has provided $430,606 and $375,822 to the Company, respectively. During the years ended December 31, 2020 and 2019 the Lender provided $54,784 and $92,102 to the Company, respectively. During the years ended December 31, 2020 and 2019, the Company recorded $40,888 and $32,827 interest expense incurred from the loan, respectively.

In February 2018, PBG Water Solutions entered into a financial advisory agreement with Rebus Capital Group (the “Rebus”), an entity affiliated with a shareholder of the Company, pursuant to which PBG Water Solutions will pay Rebus $30,000 per quarter. The agreement has a term of five years from March 2018 but is cancellable by either party on sixty days’ notice. The service fee for the first 3 months was waived by Rebus. Professional service expense related to this agreement was $114,000 and $114,000 for the years ended December 31, 2020 and 2019, respectively.

In April 2017, PBG Water Solutions entered into a License and Supply Agreement with an individual shareholder who owned 50% of PBG Water Solutions’ common stock and the shareholder’s majority owned company Beijing QHY Environment S & T Co., Ltd. (“Beijing QHY”). Pursuant to the License and Supply Agreement and its Amendment entered into in June 2017, the individual shareholder and Beijing QHY (the “Licensor”) granted PBG the exclusive use of 21 patents in any area outside the People’s Republic of China (the “PRC”) for 20 years. A one-time fee of $1 million shall be paid before December 31, 2021, and royalties of 1% of the net revenue received by PBG from the sale, license or other distribution of the licensed products shall be paid annually. In addition, the Licensor shall supply PBG Water Solutions licensed products at prices agreed upon from time to time by the Licensor and PBG Water Solutions. The Company, QHY Water Solutions and PBG Water Solutions didn’t generate any net revenue from the licensed equipment or products during the year ended December 31, 2020 and 2019. The Company recorded a $50,000 and $50,000 license fee expense for the years ended December 31, 2020 and 2019, respectively, and made no payment of license fees as of December 31, 2020. The shareholder/licensor owned 41.6% of the Company’s common stock after giving effect to the PBG SEA and owns 47.15% of the Company’s common stock as of December 31, 2020.

In December 2018, the Company issued 6,655,750 shares of the Company’s common stock for aggregate consideration of $2,196,500. Beijing QHY collected the subscription on behalf of the Company in RMB. The monies are considered held by Beijing QHY for the benefit of the Company as of December 31, 2020.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year 2020 and fiscal year 2019, the aggregate fees which we paid to or were billed by Yu Certified Public Accountant, P.C., for professional services were as follows:

	Year Ended December 31,
	2020	2019
Audit Fees	$26,000	$28,000
Audit Related Fees	-	-
Tax Fees	-	-

	$26,000	$28,000

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

Our Board of Directors reviewed our audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020. The Board of Directors also has been advised of the matters required to be discussed pursuant to PCAOB Rule 3526 (Communication with Audit Committees Concerning Independence), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the BOD has determined that the audited financial statements be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020 for filing with the SEC.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements:

The following consolidated financial statements of the Company are included in Item 8 and set forth beginning on page F-1:

(2)	All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either presented in the Company’s consolidated financial statements or are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
2.1	Exchange Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10 filed May 14, 2018 (“Form 10 Registration Statement”)).
3.1	Articles of Incorporation. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A Amendment No. 1 filed February 29, 2008).
3.2	Certificate of Amendment to Articles of Incorporation changing the name of the Company to Yakun International Investment and Holding Group (incorporated herein by reference to Exhibit 3.2 to the Company’s Report on Form 8-K/A filed December 21, 2011).
3.3	Certificate of Amendment to Articles of Incorporation changing the name of the Company to QHY Group (incorporated herein by reference to Exhibit 3.5 to the Company’s Report on Form 10-Q filed August 9, 2018).
3.4	Amended and Restated By Laws (incorporated herein by reference to Exhibit 3.3 to the Company’s Report on Form 10-K filed March 30, 2012).
4.6	Description of Securities (incorporated herein by reference to Exhibit 3.4 to the Company’s Report on Form 10-K filed March 30, 2020).
10.1	License and Requirement Supply Agreement among PBG Water Solutions International, Inc., Beijing QHY Environment S & T Co. Ltd. and Mao Xu (incorporated herein by reference to Exhibit 10.1 to Form 10 Registration Statement).
10.2	Amendment to License and Supply Agreement PBG Water Solutions International, Inc., Beijing QHY Environment S & T Co. Ltd. and Mao Xu (incorporated herein by reference to Exhibit 10.2 to Form 10 Registration Statement).
10.3	Credit Loan Agreement PBG Water Solutions International, Inc., the Company and Dragon & Tiger Holding Limited (incorporated herein by reference to Exhibit 10.3 to Form 10 Registration Statement).
10.4	Warrant issued to Dragon & Tiger Holding Limited (incorporated herein by reference to Exhibit 10.4 to Form 10 Registration Statement).
10.5	Agreement dated February 20, 2018, between the Company and Rebus Capital Group and Pluris Capital Group (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10/A (Amendment No. 1) filed July 3, 2018).
10.6	Securities Purchase Agreement with Zhigang Hou (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2018).
10.7	Securities Purchase Agreement with Han Wang, Rouchen Zhang, Boxin Zhang, Zhenjun Zhang, Bin Xu and Weida Xie (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 28, 2018).
10.8	2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on October 3, 2018).
10.9	Amendment to Credit Loan Agreement among PBG Water Solutions International, Inc., the Company and Dragon & Tiger Holding Limited
21.1	Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed March 30, 2020).
23.1	Consent of Yu Certified Public Accountant, P.C.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2021

QHY GROUP

By:	/s/ Mao Xu
Mao Xu President, Chief Executive Officer and Chief Financial Officer (principal executive and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 29, 2020 in the capacities indicated.

Signature	Capacity

/s/ Mao Xu	President, CEO, CFO and a Director
Mao Xu	(principal executive and financial officer)

/s/ Roy Teng	Director
Roy Teng

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
QHY Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QHY Group (the “Company”, previously “PBG Water International Solutions, Inc.”) as of December 31, 2020, and 2019, and the related consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of QHY Group as of December 31, 2020, and 2019, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Yu Certified Public Accountant, P.C.

We have served as the Company's auditor since 2018.

New York, New York

March 26, 2021

QHY Group

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	December 31, 2020	December 31, 2019

ASSETS
Cash	$7,061	$136
Due from a related party	2,196,500	2,196,500
Prepaid expenses and other current assets	100	100
Total assets	2,203,661	2,196,736

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	1,139,809	573,040
Due to related parties	510,500	346,500
Loan from a shareholder and interest payable	519,317	423,645
Total liabilities	2,169,626	1,343,185

Stockholders’ equity
Preferred stock, 5,000,000 shares authorized, 0 shares outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 87,269,789 shares issued and outstanding at December 31, 2020 and 2019	87,270	87,270
Additional paid in capital	7,243,001	7,243,001
Accumulated deficit	(7,296,236)	(6,476,720)
Total stockholders’ equity	34,035	853,551

Total liabilities and stockholders’ equity	$2,203,661	$2,196,736

See notes to the consolidated financial statements

QHY Group

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

	Years ended
	December 31,
	2020	2019

Revenue	$-	$-
Cost of Revenue	-	-
Gross profit	-	-

Expenses
Listing fees	6,720	8,069
Professional fees	36,508	75,315
Professional fees – related party	114,000	114,000
License and royalty-related party	50,000	50,000
General and administrative	578,400	939,412
Total operating expenses	785,628	1,186,796

Other expenses/(income)
Inventory write-off	-	292,500
Income from debt waiver	-	(292,500)
Other income	(7,000)
Interest expenses	40,888	32,827
Total other expenses	32,828	32,827

Net loss	819,516	1,219,623
Other comprehensive income	-	-
Total comprehensive loss	$819,516	1,219,623

Earnings per share – basic and diluted	$(0.009)	(0.014)
Weighted average number of shares outstanding – basic and diluted	87,269,789	87,269,789

See notes to the consolidated financial statements

QHY Group

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficits	Equity

Balance as of December 31, 2018	13,259,600	$13,260	(36,851)	$(196,125)	$(219,716)

Net loss	-	-	-	(1,219,623)	(1,219,623)
Balance as of December 31, 2019	87,269,789	87,270	7,243,001	(6,476,720)	853,551

Net loss	-	-	-	(819,516)	(819,516)
Balance as of December 31, 2020	87,269,789	87,270	7,243,001	(7,296,236)	34,035

See notes to the consolidated financial statements

QHY Group

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

	Years ended December 31,
	2020	2019

Cash flows from operating activities
Net loss	$(819,516)	(1,219,623)
Interest expenses	40,888	32,827
Other income	(7,000)	-
Inventory write-off	-	292,500
Debt cancellation income	-	(292,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Inventory	-	292,500
Prepaid expenses and other current assets	-	458,438
Accounts payable	566,769	472,277
License fee payable – related party	50,000	50,000
Professional fee payable – related party	114,000	114,000
Advance from a customer	-	(292,500
Net cash used in operating activities	(54,859)	(92,082)

Net cash provided by investing activities	-	-

Cash flows from financing activities
EIDL loan advance	7,000	-
Cash proceeds from shareholder loan	54,784	92,102
Net cash provided by financing activities	61,784	92,102

Net increase in cash and cash equivalents	6,925	20
Cash and cash equivalents at beginning of year	136	116
Cash and cash equivalents at end of year	$7,061	$136

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$-

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

(d) Income taxes

The Company’s income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in the U.S. during the year ended December 31, 2019 and 2020. Significant judgments and estimates by management are required in determining the consolidated income tax expense assessment.

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

A tax benefit from an uncertain tax position may only be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. As of December 31, 2020, the Company did not have any uncertain tax positions.

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

(e) Share Based Expenses

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

(f)  Loss per share

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

	Years Ended
	December 31,
Dilutive shares not included December 31, in loss per share computation	2020	2019

Warrants	50,000,000	50,000,000

(g)  Related parties

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

(h)  Functional currency and foreign currency translation and transactions

The Company’s functional and reporting currency is the U.S. dollar (“US$”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the last date of the months the transactions occurred. The Company had no monetary assets and liabilities denominated in foreign currencies at the balance sheet dates.

(i)  Fair value

The carrying value of the Company’s financial instruments including cash and cash equivalents, other current assets, interest payable, other current liabilities and due to related parties approximate their fair values because of the short-term maturity of these financial instruments.

(j)  Recently issued accounting standards not yet adopted

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

In June 2016, the FASB issued ASU 2016-13, Credit Losses, Measurement of Credit Losses on Financial Instruments. This ASU provides more useful information about expected credit losses to financial statement users and changes how entities will measure credit losses on financial instruments and timing of when such losses should be recognized. This ASU is effective for annual and interim periods beginning after December 15, 2022 for Smaller Reporting Company. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The updates should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Group does not expect the adoption to have a material impact on its consolidated financial statements.

4. Due from a related party

Renminbi (the “RMB”) equivalent to $2,196,500 as proceeds from issuing 6,655,750 shares of the Company’s common stock (see Note 6) was collected by Beijing QHY on behalf of the Company because the Company cannot collect RMB due to the currency control on RMB. The monies are considered held by Beijing QHY for the benefit of the Company, and are to be used to pay to the manufacturers in China for the wastewater treatment equipment we would purchase if we received an order.

5. Accounts payable

Accounts payables consisted of the following:

	December 31, 2020	December 31, 2019

Payroll	$997,500	$427,500
Professional fees	138,123	137,615
Lab and testing fees	-	1,611
Listing fees	1,621	3,749
Others	2,565	2,565
Total	$1,139,809	$573,040

6. Related party transactions and balances

a) Related party transactions

	Years Ended
	December 31,
	2020	2019

Loan from a shareholder	$54,784	$92,102
Interest expense to a shareholder	40,888	32,827
Fee for professional services provided by related parties	114,000	114,000
License fee expense to a related party	$50,000	$50,000

b) Related party payables

	December 31, 2020	December 31, 2019

Loan from a shareholder	$430,606	$375,822
Interest payable to a shareholder	88,711	47,823
Payable to a related party for license fee	187,500	137,500
Professional fee payable to related parties	323,000	209,000
Due from a related party	$2,196,500	$2,196,500

On May 1, 2018, PBG Water Solutions and the Company entered into a Credit Loan Agreement with a 28.29% shareholder of the Company (the “Lender”). The Lender had provided operating capital to PBG Water Solutions since its inception, and to the Company since the consummation of PBG SEA. Pursuant to the Credit Loan Agreement, the Lender will provide a loan of $500,000 to the Company for 2 years with 10% annual interest which shall be applied from the date of the Credit Loan Agreement. In compensation for the loan, the Company issued to the Lender a 3-year cashless warrant, which entitles the Lender to purchase 50 million (50,000,000) shares of the Company’s common stock at an exercise price of $0.01. The warrant cannot be exercised before June 1, 2019, and shall be void and non-exercisable if the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. The Credit Loan Agreement was extended for 2 years during the year ended December 31, 2020. As of December 31, 2020 and 2019, the Lender has provided $430,606 and $375,822 to the Company, respectively. During the years ended December 31, 2020 and 2019 the Lender provided $54,784 and $92,102 to the Company, respectively. During the years ended December 31, 2020 and 2019, the Company recorded $40,888 and $32,827 interest expense incurred from the loan, respectively.

In February 2018, PBG Water Solutions entered into a financial advisory agreement with Rebus Capital Group (the “Rebus”), an entity affiliated with a shareholder of the Company, pursuant to which PBG Water Solutions will pay Rebus $30,000 per quarter. The agreement has a term of five years from March 2018 but is cancellable by either party on sixty days’ notice. The service fee for the first 3 months was waived by Rebus. Professional service expense related to this agreement was $114,000 and $114,000 for the years ended December 31, 2020 and 2019, respectively.

In April 2017, PBG Water Solutions entered into a License and Supply Agreement with an individual shareholder who owned 50% of PBG Water Solutions’ common stock and the shareholder’s majority owned company Beijing QHY Environment S & T Co., Ltd. (“Beijing QHY”). Pursuant to the License and Supply Agreement and its Amendment entered into in June 2017, the individual shareholder and Beijing QHY (the “Licensor”) granted PBG the exclusive use of 21 patents in any area outside the People’s Republic of China (the “PRC”) for 20 years. A one-time fee of $1 million shall be paid before December 31, 2021, and royalties of 1% of the net revenue received by PBG from the sale, license or other distribution of the licensed products shall be paid annually. In addition, the Licensor shall supply PBG Water Solutions licensed products at prices agreed upon from time to time by the Licensor and PBG Water Solutions. The Company, QHY Water Solutions and PBG Water Solutions didn’t generate any net revenue from the licensed equipment or products during the year ended December 31, 2020 and 2019. The Company recorded a $50,000 and $50,000 license fee expense for the years ended December 31, 2020 and 2019, respectively, and made no payment of license fees as of December 31, 2020. The shareholder/licensor owned 41.6% of the Company’s common stock after giving effect to the PBG SEA and owns 47.15% of the Company’s common stock as of December 31, 2020.

In December 2018, the Company issued 6,655,750 shares of the Company’s common stock for aggregate consideration of $2,196,500. Beijing QHY collected the subscription on behalf of the Company in RMB. The monies are considered held by Beijing QHY for the benefit of the Company as of December 31, 2020.

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

In October 2018, the Company hired certain consultants to provide general advisory services relating to the Company operating as a publicly traded enterprise, strategic planning and execution, corporate governance and financial reporting. Pursuant to each agreement, the service term is 12 months and the Company shall pay the Consultants an aggregate of 1,500,000 shares of the Company’s common stock which was delivered at inception of the Agreements. The shares were issued in December 2018. In November 2018, the Company hired a consultant for investor relations and strategic planning, pursuant to an agreement whereby the Company shall issue to the consultant 20,000 shares of the Company’s common stock each month. As of December 31, 2020, the Company has issued 15,000 shares of common stock to the consultant. Cost for the consulting service was measured based on the fair value of the Company’s common stock at the date of the consulting agreement since the common stock was vested and non-forfeitable upon the entry into the agreement. The fair value of the common stock was estimated to be $0.4075, and resulted in $617,550 for the fair value of the 1,515,000 common shares issued. $466,589 consulting expense was incurred during the year ended December 31, 2019.

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

A summary of the status of the Company’s warrants as of December 31, 2019 is presented below:

Number of
warrants

Warrants at December 31, 2018	-
Warrants granted	50,000,000
Exercised, forfeited or expired	-
Outstanding at December 31, 2019	50,000,000
Warrants granted	-
Exercised, forfeited or expired	-
Outstanding at December 31, 2020	50,000,000
Exercisable at December 31, 2020	50,000,000

The following table summarizes information about the Company’s warrants as of December 31, 2020:

	Warrants outstanding			Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$0.01	50,000,000	1.42	$0.01	50,000,000	$0.01

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

Following is a reconciliation of the shares available to be issued under the 2018 Plan as of December 31, 2020:

Shares Available for Grant

Balance as of December 31, 2018	8,485,000
Stock awards granted	-
Stock awards forfeited	-
Balance as of December 31, 2019	8,485,000
Stock awards granted	-
Stock awards forfeited	-
Balance as of December 31, 2020	8,485,000

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the year ended December 31, 2020, or during the prior three years applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns have been appropriately filed by the Company.

Income tax provision at the federal statutory rate	21%
Effect of operating losses	(21)%
-%

Net deferred tax assets consist of the following:

	December 31, 2020	December 31, 2019

Net operating loss carry forward	$447,024	$274,926
Valuation allowance	(447,024)	(274,926)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	Year ended
	December 31,
	2020	2019

Tax at statutory rate (21%)	$172,098	$256,121
Non-deductible expenses	-	(96,272)
Increase in valuation allowance	(172,098)	(158,849)
Income tax expenses	$-	$-

The Company did not pay any income taxes during the year ended December 31, 2020 or 2019.

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