Form 10-Q
period 2021-03-31
QHY GROUP
filed 2021-05-11
CIK 1423723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  March 31, 2021

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

As of May 6, 2021, the registrant had outstanding 87,269,789 shares of common stock.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements as defined under the U.S. federal securities laws. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions identify forward looking statements, which generally are not historical in nature. Forward looking statements are subject to risks and uncertainties that could cause actual results to materially differ from the Company’s historical experience and its current expectations or projections indicated in any forward-looking statements. These risks include, but are not limited to, risks associated with beginning a new business, operating risks, risks associated with raising capital, dependence upon management and risks associated with recruiting personnel, our ability to develop our water treatment solutions and gain market acceptance, compliance with environmental and other governmental regulations, competition with existing and future providers of water treatment solutions, as well as the other risks described in Item 1.A in our Report on Form 10-K filed on March 29, 2021 and discussed in our future filings with the SEC. You should not place undue reliance on forward looking statements, which speak only as of the date they are made. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Given these uncertainties, you should not place undue reliance on forward-looking statements.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QHY Group

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash	$7,061	$7,061
Due from a related party	2,196,500	2,196,500
Prepaid expenses and other current assets	100	100
Total assets	$2,203,661	$2,203,661

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$1,263,931	$1,139,809
Due to related parties	551,500	510,500
Loan from a shareholder and interest payable	558,512	519,317
Total liabilities	2,373,943	2,169,626

Stockholders’ equity
Preferred stock, 5,000,000 shares authorized, 0 shares outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 87,269,789 shares issued and outstanding at March 31, 2021 and December 31, 2020	87,270	87,270
Additional paid in capital	7,243,001	7,243,001
Accumulated deficit	(7,500,553)	(7,296,236)
Total stockholders’ equity/(deficit)	(170,282)	34,035

Total liabilities and stockholders’ equity	$2,203,661	$2,203,661

See notes to the unaudited consolidated financial statements

QHY Group

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

	Three Months ended
	March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue	$-	$-
Cost of Revenue	-	-
Gross profit	-	-

Expenses
Listing fees	2,119	1,947
Professional fees	5,924	2,000
Professional fees – related party	28,500	28,500
License and royalty-related party	12,500	12,500
General and administrative	144,630	144,935
Total operating expenses	193,673	189,882

Other expenses
Interest expenses – related party	10,644	9,480
Total other expenses	10,644	9,480

Net loss	204,317	199,362
Other comprehensive income	-	-
Total comprehensive loss	$204,317	$199,362

Earnings per share – basic and diluted	$(0.002)	$(0.002)
Weighted average number of shares outstanding – basic and diluted	87,269,789	87,269,789

See notes to the unaudited consolidated financial statements

QHY Group

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity/(Deficit)

Balance as of December 31, 2020	87,269,789	$87,270	$7,243,001	$(7,296,236)	$34,035

Net loss	-	-	-	(204,317)	(204,317)
Balance as of March 31, 2021	87,269,789	$87,270	$7,243,001	$(7,500,553)	$(170,282)

Balance as of December 31, 2019	87,269,789	$87,270	$7,243,001	$(6,476,720)	$853,551
Net loss	-	-	-	(199,362)	(199,362)
Balance as of March 31, 2020	87,269,789	$87,270	$7,243,001	$(6,676,082)	$654,189

See notes to the unaudited consolidated financial statements

QHY Group

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

	Three Months ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(204,317)	$(199,362)
Interest expenses	10,644	9,480
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	124,122	120,988
License fee payable – related party	12,500	12,500
Professional fee payable – related party	28,500	28,500
Net cash used in operating activities	(28,551)	(27,894)

Net cash provided by investing activities	-	-

Cash flows from financing activities
Cash proceeds from shareholder loan	28,551	27,849
Net cash provided by financing activities	28,551	27,849

Net decrease in cash and cash equivalents	-	(45)
Cash and cash equivalents at beginning of period	7,061	136
Cash and cash equivalents at end of period	$7,061	$91

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$-

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

The unaudited consolidated interim financial information as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited consolidated interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K filed on March 29, 2021.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2021, its consolidated results of operations for the three months ended March 31, 2021 and 2020, and its consolidated cash flows for the three months ended March 31, 2021 and 2020, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

	Three Months Ended
	March 31,
Dilutive shares not included in loss per share computation	2021	2020
	(Unaudited)	(Unaudited)
Warrants	50,000,000	50,000,000

(d)  Recently issued accounting standards

The company does not expect the adoption of any recent accounting standards to have a material impact on its financial statements except for:

In December 2019, the FASB issued guidance intended to simplify the accounting for income taxes. The guidance removes the following exceptions: 1) exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance simplifies the accounting for income taxes by: 1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and 5) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2020. Different components of the guidance require retrospective, modified retrospective or prospective adoption, and early adoption is permitted. The adoption did not have nor is expected to have a material impact on our results of operations, financial position or disclosures.

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

5. Accounts payable

Accounts payables consisted of the following:

	March 31, 2020	December 31, 2020
	(Unaudited)
Payroll	$1,140,000	$997,500
Professional fees	119,047	138,123
Listing fees	2,319	1,621
Others	2,565	2,565
Total	$1,263,931	$1,139,809

6. Related party transactions and balances

a) Related party transactions

	Three Months Ended
	March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Loan from a shareholder	$28,551	$27,849
Interest expense to a shareholder	10,644	9,480
Fee for professional services provided by related parties	28,500	28,500
License fee expense to a related party	$12,500	$12,500

b) Related party payables

	March 31, 2021	December 31, 2020
	(Unaudited)
Loan from a shareholder	$459,157	$430,606
Interest payable to a shareholder	99,355	88,711
Payable to a related party for license fee	200,000	187,500
Professional fee payable to related parties	351,500	323,000
Due from a related party	$2,196,500	$2,196,500

On May 1, 2018, PBG Water Solutions and the Company entered into a Credit Loan Agreement with a 28.29% shareholder of the Company (the “Lender”). The Lender had provided operating capital to PBG Water Solutions since its inception, and to the Company since the consummation of PBG SEA. Pursuant to the Credit Loan Agreement, the Lender will provide a loan of $500,000 to the Company for 2 years with 10% annual interest which shall be applied from the date of the Credit Loan Agreement. The due date of the loan has been extended until December 31, 2021. In compensation for the loan, the Company issued to the Lender a 5-year cashless warrant, which entitles the Lender to purchase 50 million (50,000,000) shares of the Company’s common stock at an exercise price of $0.01. The warrant cannot be exercised before June 1, 2019, and shall be void and non-exercisable if the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. As of March 31, 2021 and December 31, 2020, the Lender has provided $459,157 and $430,606 to the Company, respectively. During the three months ended March 31, 2021 and 2020 the Lender provided $28,551 and $27,849 to the Company, respectively. During the three months ended March 31, 2021 and 2020, the Company recorded $10,644 and $9,480 interest expense incurred from the loan, respectively.

In February 2018, PBG Water Solutions entered into a financial advisory agreement with Rebus Capital Group (the “Rebus”), an entity affiliated with a shareholder of the Company, pursuant to which PBG Water Solutions will pay Rebus $30,000 per quarter. The agreement has a term of five years from March 2018 but is cancellable by either party on sixty days’ notice. The service fee for the first 3 months was waived by Rebus. Professional service expense related to this agreement was $28,500 and $28,500 for the three months ended March 31, 2021 and 2020, respectively.

In April 2017, PBG Water Solutions entered into a License and Supply Agreement with an individual shareholder who owned 50% of PBG Water Solutions’ common stock and the shareholder’s majority owned company Beijing QHY Environment S & T Co., Ltd. (“Beijing QHY”). Pursuant to the License and Supply Agreement and its Amendment entered into in June 2017, the individual shareholder and Beijing QHY (the “Licensor”) granted PBG the exclusive use of 21 patents in any area outside the People’s Republic of China (the “PRC”) for 20 years. A one-time fee of $1 million shall be paid before December 31, 2021, and royalties of 1% of the net revenue received by PBG from the sale, license or other distribution of the licensed products shall be paid annually. In addition, the Licensor shall supply PBG Water Solutions licensed products at prices agreed upon from time to time by the Licensor and PBG Water Solutions. The Company, QHY Water Solutions and PBG Water Solutions didn’t generate any net revenue from the licensed equipment or products during the three months ended March 31, 2021 and 2020. The Company recorded a $12,500 and $12,500 license fee expense for the three months ended March 31, 2021 and 2020, respectively, and made no payment of license fees as of March 31, 2021. The shareholder/licensor owns 47.15% of the Company’s common stock as of March 31, 2021.

In December 2018, the Company issued 6,655,750 shares of the Company’s common stock for aggregate consideration of $2,196,500. Beijing QHY collected the subscription on behalf of the Company in RMB. The monies are considered held by Beijing QHY for the benefit of the Company as of March 31, 2021, and are to be used to pay manufacturers in China for the wastewater treatment equipment we would purchase if we received an order. It is likely that the funds will not be available to pay expenses incurred outside China.

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

A summary of the status of the Company’s warrants as of March 31, 2021 is presented below:

Number of
warrants
(Unaudited)
Warrants as at December 31, 2020	50,000,000
Warrants granted	-
Exercised, forfeited or expired	-
Outstanding at March 31, 2021	50,000,000
Exercisable at March 31, 2021	50,000,000

The following table summarizes information about the Company’s warrants as of March 31, 2021:

	Warrants outstanding			Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
$0.01	50,000,000	1.17	$0.01	50,000,000	$0.01

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

Following is a reconciliation of the shares available to be issued under the 2018 Plan as of March 31, 2021:

Shares Available for Grant
(Unaudited)
Balance as of December 31, 2020	8,485,000
Stock awards granted	-
Stock awards forfeited	-

Balance as of March 31, 2021	8,485,000

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended March 31, 2021, or during the prior three years applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns have been appropriately filed by the Company.

Income tax provision at the federal statutory rate	21%
Effect of operating losses	(21)%
-%

Net deferred tax assets consist of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
Net operating loss carry forward	$489,931	$447,024
Valuation allowance	(489,931)	(447,024)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	Three Months ended
	March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Tax at statutory rate (21%)	$42,907	$41,866
Non-deductible expenses	-	-)
Increase in valuation allowance	(42,907)	(41,866)
Income tax expenses	$-	$-

The Company did not pay any income taxes during the three months ended March 31, 2021 and 2020.

9. Subsequent events

In accordance with FASB standards, the Company evaluated subsequent events through the date it filed this report with the Securities and Exchange Commission (“SEC”) and no subsequent events occurred that required disclosure in the accompanying consolidated financial statements except below.

The impact of the coronavirus (“COVID-19”) outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in Item 1A of our 2020 Form 10-K that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

On April 3, 2017, we entered into a License Agreement with Beijing QHY Environment S&T Co. Ltd., a corporation organized under the laws of the People’s Republic of China, pursuant to which we were granted the exclusive right to use outside of China 21 patents and related technologies related to wastewater treatment solutions. The License was amended in June 2017.

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

Results of Operations

Three Months Ended March 31, 2021 as compared to Three Months Ended March 31, 2020

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

Total operating expenses were $193,673 and $189,882 for the three months ended March 31, 2021 and 2020, respectively. The slight increase in operating expenses for the three months ended March 31, 2021 compared to 2020 is attributable principally to the increase of $3,924 in professional fees.

During the three months ended March 31, 2021, we incurred $10,644 interest expense to a 20.8% shareholder for a $500,000 credit loan. This shareholder provided loans without any interest since the inception of PBG for its operations and to us since the PBG Share Exchange. Interest expense accrued for the same period in year 2020 was $9,480.

Net loss for the three months ended March 31, 2021 was $204,317, as compared to a net loss of $199,362 for the three months ended March 31, 2020.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of March 31, 2021 and December 31, 2020, we had an insignificant amount of cash except for $2.20 million held by a related party and designated to be used in China for the purchase of wastewater treatment equipment. We have not generated revenues to fund our operating expenses since formation and have had to rely upon the efforts of two of our stockholders on our behalf and contributions from our stockholders and the proceeds from the sale of our securities. In all likelihood, we will remain dependent upon our management and stockholders and the proceeds from the sale of our securities to fund our cash needs until we generate meaningful revenues.

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

On May 1, 2018, PBG Water Solutions and the Company entered into a Credit Loan Agreement with a 28.29% shareholder of the Company (the “Lender”). The Lender had provided operating capital to PBG Water Solutions since its inception, and to the Company since the consummation of PBG SEA. Pursuant to the Credit Loan Agreement, the Lender will provide a loan of $500,000 to the Company for 2 years with 10% annual interest which shall be applied from the date of the Credit Loan Agreement. The due date of the loan has been extended until December 31, 2021. In compensation for the loan, the Company issued to the Lender a 5-year cashless warrant, which entitles the Lender to purchase 50 million (50,000,000) shares of the Company’s common stock at an exercise price of $0.01. The warrant cannot be exercised before June 1, 2019, and shall be void and non-exercisable if the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. As of March 31, 2021 and December 31, 2020, the Lender has provided $459,157 and $430,606 to the Company, respectively. During the three months ended March 31, 2021 and 2020 the Lender provided $28,551 and $27,849 to the Company, respectively. During the three months ended March 31, 2021 and 2020, the Company recorded $10,644 and $9,480 interest expense incurred from the loan, respectively.

The following table summarizes the Company’s cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(28,551)	$(27,894)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	28,551	27,849
Net increase in cash and cash equivalents	$-	$(45)

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

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of March 31, 2021 and December 31, 2020, the Company did not have any uncertain tax positions.

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

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. The Company does not expect the adoption of any recent accounting standards to have a material impact on its financial statements except for:

In December 2019, the FASB issued guidance intended to simplify the accounting for income taxes. The guidance removes the following exceptions: 1) exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance simplifies the accounting for income taxes by: 1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and 5) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2020. Different components of the guidance require retrospective, modified retrospective or prospective adoption, and early adoption is permitted. The adoption did not have nor is expected to have a material impact on our results of operations, financial position or disclosures.

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

Mao Xu, in his capacity as our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, Mr. Mao concluded that, as of the end of such period, our disclosure controls and procedures were not effective due to  a lack of accounting personnel with the requisite knowledge of U.S. GAAP and the financial reporting requirements of the Securities and Exchange Commission; insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our three month period ended March 31, 2021, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

Reference is made to the risks and uncertainties disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our 2020 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not issued any unregistered equity securities since January 1, 2021.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2021.

QHY Group

By:	/s/ Mao Xu
Mao Xu
President, Chief Executive Officer
(principal executive and financial officer)