Form 10-Q
period 2021-06-30
QHY GROUP
filed 2021-08-03
CIK 1423723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  June 30, 2021

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

As of July 30, 2021, the registrant had outstanding 87,269,789 shares of common stock.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QHY Group

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash	$7,061	$7,061
Due from a related party	2,196,500	2,196,500
Prepaid expenses and other current assets	100	100
Total assets	$2,203,661	$2,203,661

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$1,402,599	$1,139,809
Due to related parties	592,500	510,500
Loan from a shareholder and interest payable	580,013	519,317
Total liabilities	2,575,112	2,169,626

Stockholders’ equity
Preferred stock, 5,000,000 shares authorized, 0 shares outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 87,269,789 shares issued and outstanding at June 30, 2021 and December 31, 2020	87,270	87,270
Additional paid in capital	7,243,001	7,243,001
Accumulated deficit	(7,701,722)	(7,296,236)
Total stockholders’ equity/(deficit)	(371,451)	34,035

Total liabilities and stockholders’ equity	$2,203,661	$2,203,661

See notes to the unaudited consolidated financial statements

QHY Group

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-
Cost of Revenue	-	-	-	-
Gross profit	-	-	-	-

Expenses
Listing fees	1,648	1,477	3,767	3,424
Professional fees	3,340	11,657	9,264	13,657
Professional fees – related party	28,500	28,500	57,000	57,000
License and royalty-related party	12,500	12,500	25,000	25,000
General and administrative	143,646	143,813	288,276	288,748
Total operating expenses	189,634	197,947	383,307	387,829

Other expenses/(income)
Other income	-	(7,000)	-	(7,000)
Interest expenses – related party	11,536	10,193	22,180	19,673
Total other expenses	11,536	3,193	22,180	12,673

Net loss	201,170	201,140	405,487	400,502
Other comprehensive income	-	-	-	-
Total comprehensive loss	$201,170	$201,140	$405,487	$400,502

Loss per share – basic and diluted	$(0.003)	$(0.002)	$(0.005)	$(0.005)
Weighted average number of shares outstanding – basic and diluted	87,269,789	87,269,789	87,269,789	87,269,789

See notes to the unaudited consolidated financial statements

QHY Group

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficits	Equity

Balance as of December 31, 2020	87,269,789	$87,270	$7,243,001	$(7,296,236)	$34,035
Net loss	-	-	-	(204,317)	(204,317)
Balance as of March 31, 2021	87,269,789	87,270	7,243,001	(7,500,553)	(170,282)
Net loss	-	-	-	(201,170)	(201,170)
Balance as of June 30, 2021	87,269,789	$87,270	$7,243,001	$(7,701,722)	$(371,451)

Balance as of December 31, 2019	87,269,789	$87,270	$7,243,001	$(6,476,720)	$853,551
Net loss	-	-	-	(199,362)	(199,362)
Balance as of March 31, 2020	87,269,789	$87,270	$7,243,001	(6,676,082)	654,189
Net loss	-	-	-	(201,140)	(201,140)
Balance as of June 30, 2020	87,269,789	$87,270	$7,243,001	$(6,877,222)	$453,049

See notes to the unaudited consolidated financial statements

QHY Group

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

	Six Months ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(405,487)	$(400,502)
Interest expenses	22,180	19,673
Consulting fee paid by common shares	-	-
Other income	-	(7,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	262,791	269,621
License fee payable – related party	25,000	25,000
Professional fee payable – related party	57,000	57,000
Net cash used in operating activities	(38,516)	(36,208)

Net cash provided by investing activities	-	-

Cash flows from financing activities
EIDL loan advance	-	7,000
Cash proceeds from shareholder loan	38,516	36,133
Net cash provided by financing activities	38,516	43,133

Net decrease in cash and cash equivalents	-	6,925
Cash and cash equivalents at beginning of period	7,061	136
Cash and cash equivalents at end of period	$7,061	$7,061

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$-

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

In November 2017, the Company entered into a Share Exchange Agreement (the “PBG SEA”) with PBG Water Solutions and its shareholders, pursuant to which the Company acquired 100% of the outstanding shares of PBG Water Solutions in exchange for 46,839,439 shares of common stock of the Company and 19,000 shares of Series A Convertible Preferred Stock (each Series A Convertible Preferred Stock was converted into 1,000 shares of common stock) of the Company, which constituted approximately 83% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the acquisition. PBG Water Solutions was incorporated under the law of the State of Delaware on August 4, 2016, and in October 2017, it merged into a company with the same name incorporated under the law of the State of Nevada. On January 15, 2018, all parties to the SEA agreed to amend the original agreement and consummate the transaction. Shareholders of PBG Water solutions took control of the Company on the same date. As of the issuance of these financial statements. PBG Water Solutions has not generated revenue.

The transaction was accounted for as a “reverse acquisition” since, immediately following completion of the transaction, the shareholders of PBG Water Solutions effectively controlled the post-combination Company. For accounting purposes, PBG Water Solutions was deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of PBG Water Solutions (i.e., a capital transaction involving the issuance of shares by the Company for the shares of PBG Water Solutions). Accordingly, the consolidated assets, liabilities and results of operations of PBG Water Solutions became the historical financial statements of the Company, and assets, liabilities and results of operations of the Company and its subsidiaries were consolidated with PBG Water Solutions beginning on the acquisition date. No step-up in basis or intangible assets or goodwill were recorded in this transaction.

On December 21, 2017, the Company incorporated QHY Water Solutions International Corp (“QHY Water Solutions”) under the law of State of Nevada as its wholly owned subsidiary.

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

The unaudited consolidated interim financial information as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited consolidated interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K filed on March 29, 2021.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2021, its consolidated results of operations for the three and six months ended June 30, 2021 and 2020, and its consolidated cash flows for the six months ended June 30, 2021 and 2020, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dilutive shares not included in loss per share computation	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Warrants	50,000,000	50,000,000	50,000,000	50,000,000

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

5. Accounts payable

Accounts payables consisted of the following:

	June 30, 2020	December 31, 2020
	(Unaudited)
Payroll	$1,282,500	$997,500
Professional fees	115,387	138,123
Listing fees	2,148	1,621
Others	2,564	2,565
Total	$1,402,599	$1,139,809

6. Related party transactions and balances

a) Related party transactions

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loan from a shareholder	$9,965	$8,284	$38,516	$36,133
Interest expense to a shareholder	11,536	10,193	22,180	19,673
Fee for professional services provided by related parties	28,500	28,500	57,000	57,000
License fee expense to a related party	$12,500	$12,500	$25,000	$25,000

b) Related party payables

	June 30, 2021	December 31, 2020
	(Unaudited)
Loan from a shareholder	$469,122	$430,606
Interest payable to a shareholder	110,891	88,711
Payable to a related party for license fee	212,500	187,500
Professional fee payable to related parties	380,000	323,000
Due from a related party	$2,196,500	$2,196,500

On May 1, 2018, PBG Water Solutions and the Company entered into a Credit Loan Agreement with a 28.29% shareholder of the Company (the “Lender”). The Lender had provided operating capital to PBG Water Solutions since its inception, and to the Company since the consummation of PBG SEA. Pursuant to the Credit Loan Agreement, the Lender will provide a loan of $500,000 to the Company for 2 years with 10% annual interest which shall be applied from the date of the Credit Loan Agreement. The due date of the loan has been extended until December 31, 2021. In compensation for the loan, the Company issued to the Lender a 5-year cashless warrant, which entitles the Lender to purchase 50 million (50,000,000) shares of the Company’s common stock at an exercise price of $0.01. The warrant cannot be exercised before June 1, 2019, and shall be void and non-exercisable if the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. As of June 30, 2021 and December 31, 2020, the Lender has provided $469,122 and $430,606 to the Company, respectively. During the three months ended June 30, 2021 and 2020 the Lender provided $9,965 and $8,284 to the Company, respectively. During the six months ended June 30, 2021 and 2020 the Lender provided $38,516 and $36,133 to the Company, respectively. During the three months ended June 30, 2021 and 2020, the Company recorded $11,536 and $10,193 interest expense incurred from the loan, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded $22,180 and $19,673 interest expense incurred from the loan, respectively.

In February 2018, PBG Water Solutions entered into a financial advisory agreement with Rebus Capital Group (“Rebus”), an entity affiliated with a shareholder of the Company, pursuant to which PBG Water Solutions will pay Rebus $30,000 per quarter. The agreement has a term of five years from March 2018 but is cancellable by either party on sixty days’ notice. The service fee for the first 3 months was waived by Rebus. Professional service expense related to this agreement was $28,500 and $28,500 for the three months ended June 30, 2021 and 2020, respectively. Professional service expense related to this agreement was $57,000 and $57,000 for the six months ended June 30, 2021 and 2020, respectively.

In April 2017, PBG Water Solutions entered into a License and Supply Agreement with an individual shareholder who owned 50% of PBG Water Solutions’ common stock and the shareholder’s majority owned company Beijing QHY Environment S & T Co., Ltd. (“Beijing QHY”). Pursuant to the License and Supply Agreement and its Amendment entered into in June 2017, the individual shareholder and Beijing QHY (the “Licensor”) granted PBG the exclusive use of 21 patents in any area outside the People’s Republic of China (the “PRC”) for 20 years. A one-time fee of $1 million shall be paid before December 31, 2021, and royalties of 1% of the net revenue received by PBG from the sale, license or other distribution of the licensed products shall be paid annually. In addition, the Licensor shall supply PBG Water Solutions licensed products at prices agreed upon from time to time by the Licensor and PBG Water Solutions. The Company, QHY Water Solutions and PBG Water Solutions didn’t generate any net revenue from the licensed equipment or products during the six months ended June 30, 2021 and 2020. The Company recorded a $12,500 and $12,500 license fee expense for the three months ended June 30, 2021 and 2020, respectively. The Company recorded a $25,000 and $25,000 license fee expense for the six months ended June 30, 2021 and 2020, respectively, and made no payment of license fees as of June 30, 2021. The shareholder/licensor owns 47.15% of the Company’s common stock as of June 30, 2021.

In December 2018, the Company issued 6,655,750 shares of the Company’s common stock for aggregate consideration of $2,196,500. Beijing QHY collected the subscription on behalf of the Company in RMB. The monies are considered held by Beijing QHY for the benefit of the Company as of June 30, 2021, and are to be used to pay manufacturers in China for the wastewater treatment equipment we would purchase if we received an order. It is likely that the funds will not be available to pay expenses incurred outside China.

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

A summary of the status of the Company’s warrants as of June 30, 2021 is presented below:

Number of
warrants
(Unaudited)
Warrants as at December 31, 2020	50,000,000
Warrants granted	-
Exercised, forfeited or expired	-
Outstanding at June 30, 2021	50,000,000
Exercisable at June 30, 2021	50,000,000

The following table summarizes information about the Company’s warrants as of June 30, 2021:

	Warrants outstanding			Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
$0.01	50,000,000	0.92	$0.01	50,000,000	$0.01

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

Following is a reconciliation of the shares available to be issued under the 2018 Plan as of June 30, 2021:

Shares Available for Grant
(Unaudited)
Balance as of December 31, 2020	8,485,000
Stock awards granted	-
Stock awards forfeited	-

Balance as of June 30, 2021	8,485,000

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended June 30, 2021, or during the prior three years applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns have been appropriately filed by the Company.

Income tax provision at the federal statutory rate	21%
Effect of operating losses	(21)%
-%

Net deferred tax assets consist of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
Net operating loss carry forward	$532,176	$447,024
Valuation allowance	(532,176)	(447,024)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	Three Months ended		Six Months Ended
	June 30,		June 30,
	2020	2020	2020	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax at statutory rate (21%)	$42,245	$42,239	$85,152	$84,105
Increase in valuation allowance	(42,245)	(42,239)	(85,152)	(84,105)
Income tax expenses	$-	$-	$-	$-

The Company did not pay any income taxes during the three and six months ended June 30, 2021 and 2020.

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

Results of Operations

Three Months Ended June 30, 2021 as compared to Three Months Ended June 30, 2020

PBG was organized in August 2016. Since its organization, its activities were limited to the exploration of the markets for wastewater treatment within and outside the United States. We sold no products and performed no services from the date of organization of PBG through June 30, 2021. Expenses incurred by us to date primarily related to those costs and expenses incurred by us in exploring the market, and meeting with prospective customers to determine their interest in using the products available pursuant to the License Agreement, and professional fees incurred in connection with our organization, initial activities, and fees and costs related to being a public company since the PBG Share Exchange.

Total operating expenses were $189,634 and $197,947 for the three months ended June 30, 2021 and 2020, respectively. The slight decrease in operating expenses for the three months ended June 30, 2021 compared to 2020 is attributable principally to the decrease of $8,317 in professional fees.

During the three months ended June 30, 2021, we incurred $11,536 interest expense to a 20.8% shareholder for a $500,000 credit loan. This shareholder provided loans without any interest since the inception of PBG for its operations and to us since the PBG Share Exchange. Interest expense accrued for the same period in year 2020 was $10,193. During the three months ended June 30, 2020, we received a $7,000 Small Business Association (“SBA”) Disaster Loan and the advanced amount was forgiven per the program.

Net loss for the three months ended June 30, 2021 was $201,170, as compared to a net loss of $201,140 for the three months ended June 30, 2020.

Six Months Ended June 30 2021 as compared to Six Months Ended June 30, 2020

Total operating expenses were $383,307 and $387,829 for the six months ended June, 2021 and 2020, respectively. The slight decrease in operating expenses for the six months ended June 30, 2021 compared to 2020 is attributable principally to the decrease of $4,393 in professional fees.

During the six months ended June 30, 2021, we incurred $22,180 interest expense to a 20.8% shareholder for a 2-year $500,000 credit loan. This shareholder provided loans without any interest since the inception of PBG for its operations and to us since the PBG Share Exchange. Interest expense accrued for the same period in year 2010 was $19,673. During the six months ended June 30, 2020, we received a $7,000 Small Business Association (“SBA”) Disaster Loan and the advanced amount was forgiven per the program.

Net loss for the six months ended June 30, 2021 was $405,487, as compared to a net loss of $400,502 for the six months ended June 30, 2020.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of June 30, 2021 and December 31, 2020, we had an insignificant amount of cash except for $2.20 million held by a related party and designated to be used in China for the purchase of wastewater treatment equipment. We have not generated revenues to fund our operating expenses since formation and have had to rely upon the efforts of two of our stockholders on our behalf and contributions from our stockholders and the proceeds from the sale of our securities. In all likelihood, we will remain dependent upon our management and stockholders and the proceeds from the sale of our securities to fund our cash needs until we generate meaningful revenues.

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

On May 1, 2018, PBG Water Solutions and the Company entered into a Credit Loan Agreement with a 28.29% shareholder of the Company (the “Lender”). The Lender had provided operating capital to PBG Water Solutions since its inception, and to the Company since the consummation of PBG SEA. Pursuant to the Credit Loan Agreement, the Lender will provide a loan of $500,000 to the Company for 2 years with 10% annual interest which shall be applied from the date of the Credit Loan Agreement. The due date of the loan has been extended until December 31, 2021. In compensation for the loan, the Company issued to the Lender a 5-year cashless warrant, which entitles the Lender to purchase 50 million (50,000,000) shares of the Company’s common stock at an exercise price of $0.01. The warrant cannot be exercised before June 1, 2019, and shall be void and non-exercisable if the Company (i) raises more than $20 million in equity or (ii) has revenue in excess of $100 million in any fiscal year. As of June 30, 2021 and December 31, 2020, the Lender has provided $469,122 and $430,606 to the Company, respectively. During the three months ended June 30, 2021 and 2020 the Lender provided $9,965 and $8,284 to the Company, respectively. During the six months ended June 30, 2021 and 2020 the Lender provided $38,516 and $36,133 to the Company, respectively. During the three months ended June 30, 2021 and 2020, the Company recorded $11,536 and $10,193 interest expense incurred from the loan, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded $22,180 and $19,673 interest expense incurred from the loan, respectively.

The following table summarizes the Company’s cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(38,516)	$(36,208)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	38,516	43,133
Net increase in cash and cash equivalents	$-	$6,925

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

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of June 30, 2021 and December 31, 2020, the Company did not have any uncertain tax positions.

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

Mao Xu, in his capacity as our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, Mr. Mao concluded that, as of the end of such period, our disclosure controls and procedures were not effective due to  a lack of accounting personnel with the requisite knowledge of U.S. GAAP and the financial reporting requirements of the Securities and Exchange Commission; insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our six month period ended June 30, 2021, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS

Exhibit No.	Description
2.1	Exchange Agreement (incorporated herein by reference to Exhibit 2.1 to Form 10 Registration Statement)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A Amendment No. 1 filed February 29, 2008).
3.2	Certificate of Amendment to Articles of Incorporation changing the name of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K filed March 30, 2012).
3.3	Certificate of Amendment to Articles of Incorporation increasing the number of authorized shares of capital stock ((incorporated by reference to Exhibit 3.3 to the Registrant’s Report on Form 10-Q filed August 9, 2018).
3.4	Certificate of Designation authorizing the issuance of Series A Preferred Stock (incorporated by reference to Exhibit 3.4 to the Registrant’s Report on Form 10-Q filed August 9, 2018).
3.5	Certificate of Amendment to Articles of Incorporation changing the name of the Company to QHY Group (incorporated herein by reference to Exhibit 3.5 to the Company’s Report on Form 10-Q filed August 9, 2018).
3.6	Amended and Restated By Laws Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Report on Form 10-K filed March 30, 2012).
31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of Exchange Act.
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. Section 1350).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2021.

QHY Group

By:	/s/ Mao Xu
Mao Xu
President, Chief Executive Officer
(principal executive and financial officer)

